Form 10-Q
period 1996-06-30
NORWESTER BREWING CO INC
filed 1996-08-20
CIK 895670

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                           _________________________

                                 FORM 10-QSB
                           _________________________

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                      For the Quarter Ended June 30, 1996

                         Commission File Number 0-27458

                        NOR'WESTER BREWING COMPANY, INC.

               (Exact name of registrant as specified in charter)

                 Oregon                                93-1099661
      (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)             Identification Number)


                           _________________________

                              66 SE Morrison Street
                               Portland, OR 97214
                                 (503) 232-9771

                (Address, including Zip code, and telephone number, including area code, of registrant's principal executive offices)

                           _________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.                 [X] YES        [ ] NO


Transitional Small Business Disclosure Format             [ ] YES        [X] NO


        Number of shares of common stock outstanding as of June 30, 1996:
                              3,709,054 shares, no par value
===============================================================================

                        NOR'WESTER BREWING COMPANY, INC.

                               INDEX TO FORM 10-Q


===============================================================================
Part I - Financial Information

         Item 1 -- Consolidated Financial Statements

                   Consolidated Balance Sheet -
                     June 30, 1996 and December 31, 1995 . . . . . . . . . .  3

                   Consolidated Statement of Operations -
                     Three Months and Six Months Ended
                     June 30, 1996 and 1995 . . . . . . . . . . . . . . . .   4

                   Consolidated Statement of Cash Flows -
                     Six Months Ended June 30, 1996 and 1995 . . . . . . . .  5

                   Notes to Consolidated Financial Statements . . . . . . .   6

         Item 2 -- Management's Discussion and Analysis of
                      Financial Condition and Results of Operations . . . .   8

Part II - Other Information

          Item 4 -- Submission of Matters to a Vote of Security Holders . .  11


Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   12

                        NOR'WESTER BREWING COMPANY, INC.

                           Consolidated Balance Sheet

                                                      June 30,
                                                        1996       December 31,
ASSETS                                              (unaudited)        1995
                                                    ------------   ------------
Current assets:
     Cash and cash equivalents                      $ 1,559,714    $   276,807
     Accounts receivable                              1,083,620        582,584
     Inventories                                        792,474        663,058
     Receivable from affiliated companies               542,306              -
     Other current assets, net                          659,039        966,193
                                                    ------------   ------------

     Total current assets                             4,637,153      2,488,642

Property and equipment, net                           8,928,032      4,117,558
Advances to affiliates                                  500,000        500,000
Other non-current assets, net                           271,711        267,244
                                                    ------------   ------------

Total assets                                        $14,336,896    $ 7,373,444
                                                    ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                               $   681,782    $   870,731
     Accrued liabilities                                186,685        473,125
     Deferred rent                                       24,000              -
     Payables to affiliates                               3,520              -
     Line of credit                                     300,000        500,000
     Current portion of long-term debt                  181,145         41,182
                                                   ------------   ------------

     Total current liabilities                        1,377,132      1,885,038

Long-term debt and capital lease                      1,564,934      1,474,339
Deferred tax liability                                  189,964        189,964
                                                    ------------   ------------

     Total liabilities                                3,132,030      3,549,341

Minority interest in consolidated joint venture       2,455,531             -
Shareholders' equity:
     Common stock, no par value -
       10,000,000 shares
       authorized, 3,711,102 and
       2,421,554 shares outstanding                  11,050,404      3,356,488
     Initial capital receivable                      (2,550,000)             -
     Retained earnings                                  248,931        467,615
                                                    ------------   ------------

Total shareholders' equity                            8,749,335      3,824,103
                                                    ------------   ------------
Total liabilities and shareholders' equity          $14,336,896    $ 7,373,444
                                                    ============   ============

    The accompanying notes are an integral part of this financial statement.

                        NOR'WESTER BREWING COMPANY, INC.

                       Consolidated Statement of Operations
                                   (unaudited)


                       Three Months Ended June 30,    Six Months Ended June 30,
                           1996          1995            1996          1995
                       ------------  ------------    ------------  ------------

Gross sales            $ 2,024,354   $ 1,608,791     $ 3,579,200   $ 2,795,486
Less: excise taxes          86,031        76,609         161,093       133,118
                       ------------  ------------    ------------  ------------
Net sales                1,938,323     1,532,182       3,418,107     2,662,368

Cost of sales            1,503,110       899,977       2,471,377     1,537,608
                       ------------  ------------    ------------  ------------

Gross profit               435,213       632,205         946,730     1,124,760

Selling, general
  and administrative
  expenses                 873,984       389,499       1,349,455       677,344
                       ------------  ------------    ------------  ------------

Income from operations    (438,771)      242,706        (402,725)      447,416

Interest and
  other income, net         51,252         2,494          89,572         6,465
                       ------------  ------------    ------------  ------------

Income before income
  taxes and
  minority interest       (387,519)      245,200        (313,153)      453,881

Provision for
  income taxes              29,004      (100,537)              -      (186,093)
                       ------------  ------------    ------------  ------------

Income before
  minority interest       (358,515)      144,663        (313,153)      267,788

Minority interest           76,777             -          94,469             -
                       ------------  ------------    ------------  ------------

Net income             $  (281,738)  $   144,663     $  (218,684)  $   267,788
                       ============  ============    ============  ============

Net income per
  common share         $     (0.08)  $      0.06     $     (0.06)  $      0.11
                       ============  ============    ============  ============
Weighted average
number of common
  shares outstanding     3,710,419     2,420,239       3,680,987     2,420,239
                       ============  ============    ============  ============

    The accompanying notes are an integral part of this financial statement.

                        NOR'WESTER BREWING COMPANY, INC.

                       Consolidated Statement of Cash Flows

                                                     Six Months Ended June 30,
                                                        1996          1995
                                                    ------------   ------------
Cash flows from operating activities:
     Net income                                     $  (218,684)   $   267,788
     Minority interest in loss from joint venture       (94,469)             -
     Increase in deferred rent                           24,000              -
     Reconciliation of net income to net cash
       provided by operating activities:
        Depreciation and amortization                   142,098         95,003
        Changes in assets and liabilities:
          Accounts receivable                          (501,036)      (234,033)
          Inventories                                  (129,416)      (177,741)
          Other current assets                          307,154       (133,217)
          Other non-current assets                       (4,467)         2,370
          Accounts payable                             (188,949)       160,970
          Accrued liabilities                          (286,440)       183,687
          Payables to parent and affiliated companies     3,520         70,187
                                                    ------------   ------------

     Net cash (used for) provided
       by operating activities                         (946,689)       229,311

Cash flows from investing activities
     Receivable from affiliated companies              (542,306)             -
     Purchases of property and equipment             (4,952,571)    (1,090,949)
                                                    ------------   ------------

     Net cash used for investing activities          (5,494,877)    (1,090,949)

Cash flows from financing activities:
     Payments on line of credit                        (200,000)             -
     Increase in long-term borrowings                   230,558        520,000
     Increase in deferred stock offering costs                -        (10,384)
     Net proceeds from stock offering                 7,693,916              -
                                                    ------------   ------------

Net cash provided by financing activities             7,724,474        509,616
                                                    ------------   ------------

Net increase (decrease)
  in cash and cash equivalents                        1,282,908       (352,022)

Cash and cash equivalents:
     Beginning of period                                276,807        649,877
                                                    ------------   ------------

     End of period                                  $ 1,559,715    $   303,558

    The accompanying notes are an integral part of this financial statement.

                        NOR'WESTER BREWING COMPANY, INC.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)


BASIS OF PRESENTATION

The accompanying consolidated interim financial statements are unaudited and have been prepared by Nor'Wester Brewing Company, Inc. pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures typically included in financial statements prepared in accordance with generally accepted accounting standards have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim period presented. The financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The results of operations for an interim period are not necessarily indicative of the results of operations for a full year.


Statement of Cash Flows

The Company considers short-term investments which are highly liquid, have maturities of fewer than three months and are readily convertible to cash to be cash equivalents.

During the six months ended June 30, 1996, an affiliated company entered into a joint venture agreement with the Company and financed its minority interest with a short-term note payable to the joint venture. This non-cash transaction has been excluded from the accompanying statement of cash flows.


Inventories

Inventories consist of the following:

                                                     June 30,       December 31,
                                                       1996              1995
                                                    ----------        ----------

Raw materials                                       $ 152,010         $ 378,384
Work-in-process                                        64,094            68,101
Finished goods                                        576,370           216,573
                                                    ----------        ----------
                                                    $ 792,474         $ 663,058
                                                    ==========        ==========


Property and Equipment

Property and equipment consists of the following:
                                                     June 30,       December 31,
                                                      1996              1995
                                                   -----------       -----------

Land and improvements                              $  239,072        $  237,072
Leasehold improvements                              1,019,001           485,200
Equipment                                           6,166,487         3,034,972
Construction in progress                            1,990,823           705,568
                                                   -----------       -----------
                                                    9,415,383         4,462,812
Less accumulated depreciation and amortization       (487,352)         (345,254)
                                                   -----------       -----------
                                                   $8,928,032        $4,117,558
                                                   ===========       ===========


Shareholders' Equity

On January 18, 1996, the Company completed a public offering of 1,115,000 shares of common stock at $7.00 per share. On February 7, 1996, the underwriters for the offering exercised an over-allotment option for an additional 172,500 shares of common stock at $7.00 per share. Net proceeds to the Company totaled approximately $7,690,000, net of selling commissions and offering expenses of approximately $1,320,000.


Related Party Transactions

For the three months ended June 30, 1996, the Company purchased human resources and other administrative services from an affiliated company, Willamette Valley, Inc. Microbreweries across America ("WVI"), under a general services agreement at a total cost of $12,150. Under the general services agreement, the Company provided services such as accounting, sales management and executive oversight to WVI and its subsidiaries, and Willamette Valley Vineyards, Inc. ("WVV"). The Company recognized $59,850 of income for such services for the second quarter of 1996. Additionally, in conjunction with the proposed stock offerings of three WVI subsidiaries, the Company charged an aggregate of $10,200 for stock offering services.

 In April 1996, the Company purchased $25,000 of 1/2 barrel kegs from its affiliates, the Mile High Brewing Company and Aviator Ales, Inc., affiliated companies. In May 1996, the Company purchased an additional $35,000 of 1/2 barrel kegs from Aviator Ales, Inc. The kegs are to be utilized in the packaging of Nor'Wester beer under the Company's Cooperative Brewing Agreements with these companies. Purchases of cooperatively brewed beer by the Company from the affiliates through the second quarter of 1996 totaled $442,308.


Joint Venture Agreement

The accompanying consolidated financial statements include the accounts of Nor'Wester and the newly formed joint venture, North Country Brewery. All significant intercompany accounts and transactions have been eliminated in the consolidation. The minority interest represents North Country Brewing Company, Inc's (NCBCI) interest in the joint venture's equity and net losses.


Net Income Per Share

Net income per common share is calculated based on the weighted average number of common shares and common share equivalents outstanding. Shares owned by James W. Bernau, the Company's founder, and held in escrow are included in the weighted average number of common shares outstanding.

                        NOR'WESTER BREWING COMPANY, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following is a discussion of the financial condition and results of operations of the Company for the six-month period ended June 30, 1996 as compared to the six-month period ended June 30, 1995. It should be read in conjunction with the Consolidated Financial Statements of the Company and related Notes to the Financial Statements included in this Form 10-Q.

Overview

The following discussion contains forward-looking statements that involve risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, the ability of the Company's affiliates to meet production demands, pricing and availability of raw materials and packaging, successful

The Company has experienced challenges both its the national roll-out effort and in its home market. The national roll-out was frustrated by the cooperative breweries inability to brew the amount and kind of beer styles planned for pre-summer introductions. This start-up difficulty resulted in higher sales costs yet they were not offset by greater production levels and sales. Start-up difficulties at the cooperative breweries resulted in slower than expected brewing of certain styles of beers, requiring greater transportation and warehousing costs, as well. The cooperative breweries in Washington and Colorado have now successfully matched the product style of the most sought after ales brewed in Portland and are working on brewing varieties that are normally ordered in smaller volumes. Warehousing, which is currently provided by outside parties, will be replaced in Denver and New York as soon as construction is completed on Company leased facilities, reducing storage and handling costs.

Cost of Goods increased significantly due to the start-up costs incurred by Nor'Wester in getting the cooperative breweries on-line. Both cooperative breweries discarded significant volumes of initial Nor'Wester brews, and required new yeast from Portland as well as training by Nor'Wester brewers. The Company also added a Production and Distribution Logistics Manager.
The Company expects to offset additional labor cost by increasing production volumes and effeciencies over time. The management believes these start-up costs for the cooperative breweries will not be repeated in future quarters. The third quarter will reflect start-up costs for the North Country Joint Venture in New York. For marketing purposes directly related to the Company's national roll-out, a large volume of Hefe Weizen was sold at production cost to a direct mail company to reach tens of thousands of beer enthusiasts with beer and brewery literature.

Sales costs were significantly increased by the end of the 2nd Quarter with the addition of four new Regional Sales Managers (with an average of 15 years experience in the beer business), one District Sales Manager with 9 years experience and one Sales Representative. Nor'Wester believes it has successfully positioned its sales staff to cover the entire U.S. During the 2nd Quarter, the Company aggressively sought licensing in new states and is now licensed to sell its products in 36 states with 3 additional states pending. New chain store authorizations have been obtained in major U.S. markets within the last 30 days with distribution to begin in the 3rd Quarter.

The Company's home market was impacted by two developments. The Company's largest distributor in barrelage announced it was returning to its previous position of being an exclusive distributor and sold its distribution rights to another distributor. The Company's new distributor is the largest craft beer distributor in Oregon with a proven track record of representing beers in the Company's market segment. The change in distributors resulted in a sharp drop in the Company's sales for the month of June because of consolidation of inventories in 4 warehouses to the one central warehouse of the new distributor as well as the start-up of the new distributor's sales effort. A sharp focus by the Company's sales representatives have returned sales into this market area to previous levels.

The second development was the roll-out of packaged product by the nation's largest draft-only brewery, Widmer Brothers Brewing of Portland. Widmer predominately produces the same style of beers that the Company does, thus dividing the consumer market for those styles. While the Widmer introduction substantially increased the Oregon packaged craft beer market (nearly 100% on an annualized basis in the last 2 months of the 2nd Quarter), Nor'Wester experienced slower sales in 1996 than in the same period of the previous year. A more significant influence may be that both Breweries use the same distributor for the Portland market, thus, the Widmer roll-out consumed the attention of the distributor's sales force during this time. Sales for another craft brand represented by this distributor were similarly affected. The Company has responded to the Widmer roll-out by scheduling and is in the process of conducting over 80 in-store tastings at grocery stores to introduce its new products: Oregon Amber; Deadeye Rye and; its seasonal Maple Ale. Additionally, the Company has developed a winter seasonal and obtained a commitment from a major retailer for displays over a three month period with an estimated sales volume of over 10,000 cases.

The North Country Brewery in Saratoga Springs has incurred start-up delays which pushed back brewing and packaging two months, increasing operating losses. This delay is due to the extra time taken by a key contractor in installing the control systems on the 100 Barrel brewhouse. The employees of the brewery have used this time to develop a major roll-out plan for September and have developed three product styles and imagery for the North Country brand.

Results of Operations

Three Months Ended June 30, 1996

Gross Sales. Sales for the three months ended June 30, 1996 were $2,024,354, an increase of 26% as compared to gross sales of $1,608,791 for the same period in 1995. This reflects an increase in sales volume from 8,360 barrels in 1995 to 10,750 in 1996.

Excise Taxes. Excise taxes increased from $76,609 (5% of net sales) for the three months ended June 30, 1995 to $86,031 (4% of net sales) for the second quarter of 1996. Excise taxes decreased as a percentage of net sales due to an increase in shipments to other states in which no state excise tax is paid.

Gross Profit. Gross profit decreased from $632,205 or 41% of net sales for the second quarter of 1995 to $435,213 or 23% for the same period in 1996.
The decrease in gross profit as a percentage of sales is due primarily to the following four factors: 1) The Company continues to experience a shift in product mix to a greater proportion of bottled products and flavored beers relative to total sales. These products cost more to produce due to packaging costs and the additional ingredients used to produce flavored beers;
2) To increase national exposure for its beer, the Company shipped approximately 12,500 cases of beer at cost during the second quarter, to a national beer club, which then distributed the six-packs to approximately 25,000 members; 3) The Company commenced production of its beer at affiliated breweries under the Cooperative Brewing Agreements. This beer is produced by the Company's affiliates and sold to the Company at Nor'Wester's cost plus 10%; and 4) Shipping costs have increased $110,000 in the second quarter as sales outside of the Pacific Northwest grew as a percentage of total sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended June 30, 1996 totaled $873,984 or 44% of net sales as compared to $389,499 or 25% of net sales for the comparable period in 1995. Selling expenses increased due primarily to the addition of salaried sales personnel to establish and oversee the Company's growth in new markets, and the increase in commissions earned by the sales staff as a result of higher sales volumes. General and administrative costs increased due to certain charges associated with the Company's annual shareholder meeting. In addition, the Company has incurred approximately $170,000 in pre-operating costs loaned to the North Country Joint Venture during the construction of the joint venture's new brewery in Saratoga Springs, New York. These costs include salaries for the general manager, the lead brewer, a regional sales manager and the packaging manager, as well as certain sales and marketing costs incurred to promote Nor'Wester's products in the northeastern United States prior to commencement of the joint venture's operations. A portion of these costs is allocated to the minority interest in the joint venture which has a 39% investment in the Saratoga Springs brewery.

Net Loss. The Company incurred a net loss of $291,098 or $.08 per share for the three months ended June 30, 1996 as compared to net income of $144,663 or $.06 per share for the second quarter of 1995. This decline in profitability is due to lower gross profits as a percentage of net sales and an overall increase in selling, general and administrative costs including the pre-operating losses of the Company's joint venture, net of a credit for income taxes of $29,004 accrued in the first quarter of 1996.

Nor'Wester experienced some temporary delays in production at the Company's affiliated breweries, and as such, the supply of the Company's products was not sufficient to meet the demand in all markets.


Six Months Ended June 30, 1996

Gross Sales. Sales for the six months ended June 30, 1996 were $3,579,200, an increase of 28% as compared to gross sales of $2,795,349 for the same period in 1995. This reflects an increase in sales volume from 14,700 barrels in 1995 to 18,700 in 1996.

Excise Taxes. Excise taxes increased from $133,118 (5% of net sales) for the six months ended June 30, 1995 to $161,093 (5% of net sales) for the first six months of 1996. Excise taxes decreased as a percentage of net sales due to an increase in shipments to other states in which no state excise tax is paid.

Gross Profit. Gross profit decreased from $1,124,760 or 42% of net sales for the first half of 1995 to $946,730 or 28% for the same period in 1996. The decrease in gross profit as a percentage of sales is due to the following factors: 1) The Company continues to experience a shift in product mix to a greater proportion of bottled products and flavored beers relative to total sales. These products cost more to produce due to packaging costs and the additional ingredients used to produce flavored beers;
2) During the second quarter, the Company shipped approximately 12,500 cases of beer at cost to a national beer club, who then distributed the six-packs to approximately 25,000 members; 3) The Company commenced production of its beer at affiliated breweries under the Cooperative Brewing Agreements in April. This beer is produced at Nor'Wester's cost plus 10%; and 4) Shipping costs have increased approximately $130,000 over the prior year as sales outside of the Pacific Northwest grow as a percentage of total sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ended June 30, 1996 totaled $1,349,455 or 39% of net sales as compared to $677,344 or 25% of net sales for the comparable period in 1995. Selling expenses increased due primarily to the addition of nine salaried sales personnel to oversee the Company's growth in new and existing markets, and the increase in commissions earned by the sales staff as a result of higher sales volumes. In addition, the Company incurred greater advertising costs as it expanded its sales efforts in order to quickly penetrate new target markets. General and administrative costs increased due to an overall increase in administrative and accounting staff to support the Company's growth, as well as certain charges the Company incurred in connection with the Company's annual shareholder meeting. In addition, the Company has incurred approximately $218,000 in pre-operating costs during the construction of its new brewery in Saratoga Springs, New York. These costs include salaries for the general manager, the lead brewer, a regional sales manager and the packaging manager. as well as certain sales and marketing costs incurred to promote the Company's products prior to commencement of operations. A portion of these costs is allocated to the minority interest in the joint venture which has a 39% investment in the Saratoga Springs brewery.

Net Loss. The Company incurred a net loss of $204,044 or $.06 per share for the six months ended June 30, 1996 as compared to net income of $267,788 or $.11 per share for the first half of 1995. This decline in profitability is due to lower gross profits as a percentage of net sales and an overall increase in selling, general and administrative costs including the pre-operating losses of the Company's joint venture.


Liquidity and Capital Resources

For the six-month period ended June 30, 1996, cash and cash equivalents increased $1,282,907 primarily due to the completion of the Company's stock offering in January 1996 resulting in net proceeds of $7,693,916. Other sources of funds included an increase in long-term borrowings of $230,558.
Uses of funds included an increase in accounts receivable of $501,036, a decrease in accounts payable and accrued liabilities of $475,389, payoff of the line of credit of $200,000 and purchases of property and equipment totaling $4,952,571, primarily consisting of property and equipment for the brewery in Saratoga Springs, New York and for property and equipment used by the Company's affiliates, Aviator Ales, Inc. located in Woodinville, Washington, $407,000, and Mile High Brewing Company located in Denver, Colorado, $329,000, to cooperatively brew Nor'Wester beer. Nor'Wester expected that the NCBCI self underwritten public offering of its common stock, funds to be used to finance the minority interest in the North Country Joint Venture, was to have commenced in May 1996, however, the offering was delayed. The offering is expected to begin in September 1996. As the result of the delay, the Company has continued to lend the North Country Joint Venture additional funds in order for it to meet ongoing working capital needs.

The Company currently anticipates that capital expenditures for the remainder of 1996 will total approximately $980,000. Such capital expenditures will include the remaining costs to complete the brewery in Saratoga Springs, New York, as well as equipment necessary to expand the Company's production capacity to support its national expansion.

The Company believes that the current working capital together with income from operations will be sufficient to meet the Company's cash requirements through
the third quarter of 1996.   Thereafter, the Company will be dependent upon a
combination of income from operations, repayment of loans to affiliates, and debt or equity financing since cash flows from operations are not expected to be sufficient to satisfy the Company's working capital needs for the next twelve months. The Company has access to a $1 million revolving line of credit through August 31, 1996 as well as a non-revolving line of credit facility which permits borrowing up to $2 million requiring equal monthly installments over seven years beginning September 1, 1996. Under the credit facilities, the Company must (1) maintain certain financial ratios; (2) not incur further debt or create or assume any other lien on its property without the bank's prior approval; and (3) make no payment of dividends without prior approval of the bank. As of June 30, 1996, the Company was in violation of one of its financial ration convenants. The bank has waived the rights of collection stemming from the violation.,

No assurance can be given that alternative methods of financing would be available on terms acceptable to the Company or at all. Having to develop alternative means of financing would likely slow expansion of the Company, and such alternative financing may be costly. The Company's inability to obtain additional capital could adversely affect the Company's business and results of operations.

                        NOR'WESTER BREWING COMPANY, INC.



                           PART II.   OTHER INFORMATION



Item 4.  Submission of Matters to a Vote of Security Holders

         The Company's annual meeting of shareholders was held on June 23, 1996. The shareholders elected for the ensuing year all six of management's nominees for the Board of Directors, and ratified the Company's appointment of Price Waterhouse LLP as independent accountants. The voting results are as follows:

         Election of Directors:

                                                       Votes Cast
                                           For            Against       Abstain
                                       ----------------------------------------

         James W. Bernau                3,707,632               0         1,422
         Winser P. Acton                3,705,632           3,000           422
         William V. Cross               3,707,632               0         1,422
         Andrew C. Kerr                 3,707,562              70         1,422
         Michael R. McCallum            3,705,532           3,100           422
         Donald E. Voorhies             3,704,632           4,000           422

         Ratification of Appointment of Accountants

                                                       Votes Cast
                                           For            Against       Abstain
                                       ----------------------------------------
                                        1,297,912           2,500     2,408,642

                        NOR'WESTER BREWING COMPANY, INC.

                                   SIGNATURES


Pursuant to the requirements of the Security Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


NOR'WESTER BREWING COMPANY, INC.




Date:  August 19, 1996                   By: /s/James W. Bernau
                                            --------------------
                                         James W. Bernau
                                         President



23