Form 10QSB
period 1996-09-30
NORWESTER BREWING CO INC
filed 1996-12-04
CIK 895670

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                 -----------------------------------
                             FORM 10-QSB
                 -----------------------------------

        Quarterly Report Pursuant to Section 13 or 15 (d) of the
                             Securities
                        Exchange Act of 1934

             For the Quarter Ended September 30, 1996

                 Commission File Number  0-27458

                 NOR'WESTER BREWING COMPANY, INC.

        (Exact name of registrant as specified in charter)

             Oregon                                   93-1099661
(State or other jurisdiction of                    (I.R.S. Employer)
 incorporation or organization)                  Identification Number)



                      66 S.E. Morrison Street
                      Portland, Oregon 97214
                          (503) 232-9771

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

   Number of shares of common stock outstanding as of September 30, 1996:
                     3,711,102 shares, no par value.



NOR'WESTER BREWING COMPANY, INC.

INDEX TO FORM 10-Q


Part I - Financial Information

Item 1 -- Consolidated Financial Statements

Consolidated Balance Sheet
   September 30, 1996 and December 31, 19953                            3

Consolidated Statement of Operations
   Three Months and Nine Months Ended September 30, 1996 and 1995       4

Consolidated Statement of Cash Flows
   Nine Months Ended September 30, 1996 and 1995                        5

Notes to Consolidated Financial Statements                              6

Item 2  Management's Discussion and Analysis of
   Financial Condition and Results of Operations                        9

Part II - Other Information

Item 6 -- Exhibits and Reports on Form 8-K                             13


Signatures.                                                            16


                       Nor'Wester Brewing Company, Inc.
                         Consolidated Balance Sheet

                                          September 30,
                                              1996                December 31,
ASSETS                                     (unaudited)                 1995
                                         --------------         ---------------
Current assets:
  Cash and cash equivalents             $      233,596         $      276,807
  Accounts receivable                          645,445                582,584
  Inventories                                1,305,747                663,058
  Receivable from affiliated companies         932,828                     -
  Other current assets, net                    797,765                966,193
                                        ---------------        ---------------
Total current assets                         3,915,381              2,488,642

Property and equipment, net                 11,343,153              4,117,558
Advances to affiliates                         500,000                500,000
Other non-current assets, net                  260,203                267,244
                                        ---------------        ---------------

Total assets                          $     16,018,737      $       7,373,444

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                    $      2,035,611      $         870,731
  Accrued liabilities                          572,915                473,125
  Payables to affiliates                         1,834                     -
  Line of credit                             1,000,000                500,000
  Current portion of long-term debt            282,707                 41,182
                                        ---------------        ---------------
  Total current liabilities                  3,893,067              1,885,038

Long-term debt and capital lease             1,697,065              1,474,339
Deferred rent                                   24,000                     -
Deferred tax liability                         189,964                189,964
                                        ---------------        ---------------

Total liabilities                            5,804,096              3,549,341

Minority interest in consolidated
  joint venture                              2,327,053                     -

Shareholders' equity:
  Common stock, no par value -
   10,000,000 shares authorized,
   3,711,102 and 2,421,554 shares
   outstanding                              11,050,404              3,356,488
  Initial capital receivable                (2,550,000)                    -
  Retained earnings                           (612,816)               467,615
                                        ---------------        ---------------
Total shareholders' equity                   7,887,588              3,824,103
                                        ---------------        ---------------
Total liabilities and
 shareholders' equity                 $     16,018,737     $        7,373,444
                                        ===============        ===============




                           NOR'WESTER BREWING COMPANY, INC.

                         Consolidated Statement of Operations
                                     (unaudited)

                                  Three Months Ended          Nine Months Ended
                                     September 30,               September 30,

                                    1996        1995           1996         1995
                                 ----------- ----------    -----------   ----------
Gross sales                      1,777,871   1,710,219      5,363,809    4,505,705
Less: excise taxes                  69,775      85,817        193,273      218,935
Net sales                        1,708,096   1,624,402      5,170,536    4,286,770
                               -----------  ----------    -----------   ----------
Cost of sales                    1,588,230   1,027,801      4,097,201    2,565,409
                                -----------  ----------    -----------   ----------
Gross profit                       119,866     596,601      1,073,335    1,721,361
Selling, general and
 administrative expenses         1,124,467     374,458      2,473,925    1,051,802
                                -----------  ----------    -----------   ----------
Income from operations          (1,004,601)    222,143     (1,400,590)     669,559
                                -----------  ----------    -----------   ----------
Interest and other income, net       7,587        (605)       97,159         5,860
                                -----------  ----------    -----------   ----------
Income before income taxes
 and minority interest            (997,014)     221,538   (1,303,431)      675,419
                                 -----------  ----------    -----------   ----------
Provision for income taxes                      (84,004)                  (270,097)
                                 -----------  ----------    -----------   ----------
Income before minority interest    (997,014)     137,534   (1,303,431)      405,322
                                 -----------  ----------    -----------   ----------
Minority interest                   127,193           -       222,947            -
                                 -----------  ----------    -----------   ----------
Net income                         (869,821)     137,534   (1,080,484)      405,322
                                 ===========  ==========    ==========   ===========
Net income per common share           (0.23)        0.06        (0.29)         0.17
                                 ===========  ==========    ==========   ===========
Weighted average  number of
 common shares outstanding        3,710,419    2,420,239     3,691,025    2,420,239
                                 ===========  ==========    ==========   ===========






                           NOR'WESTER BREWING COMPANY, INC.

                         Consolidated Statement of Cash Flows

                                                Nine Months Ended September 30,
                                                   1996                 1995

                                              --------------      ------------
Cash flows from operating activities:
Net income (loss)                             $  (1,080,484)      $    405,322
  Minority interest in loss from joint venture     (222,947)                -
  Increase in deferred rent                          24,000                 -
  Reconciliation of net income to net cash
   provided by operating activities:
   Depreciation and amortization                    200,987            138,737
   Changes in assets and liabilities:
     Accounts receivable                            (62,861)          (245,047)
     Inventories                                   (642,689)          (240,414)
     Other current assets                           168,428           (72,675)
     Other non-current assets                         7,041             11,257
     Accounts payable                             1,164,880            104,888
     Accrued liabilities                             99,790             66,169
     Payables to parent and affiliated companies      1,834             51,870
                                               -------------       ------------
   Net cash (used for) provided by operating
    activities                                     (342,021)           220,107

Cash flows from investing activities
  Receivable from affiliated companies             (932,828)                -
  Purchases of property and equipment            (7,426,529)        (1,428,210)
                                               -------------       ------------
  Net cash used for investing activities         (8,359,357)        (1,428,210)

Cash flows from financing activities:
  Increase of line of credit                        500,000                 -
  Increase in long-term borrowings                  464,251            620,000
  Increase in deferred stock offering costs              -             (26,745)
  Net proceeds from stock offering                7,693,916                 -
                                               -------------        -----------
  Net cash provided by financing activities       8,658,167            593,255
                                               -------------        -----------
Net increase (decrease) in cash and cash
 equivalents                                        (43,211)          (614,848)

Cash and cash equivalents:
  Beginning of period                               276,807            649,877
                                               -------------      -------------
  End of period                                $    233,596       $     35,029
                                               =============      =============






                            NOR'WESTER BREWING COMPANY, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)

BASIS OF PRESENTATION

The Company's consolidated financial statements enclosed herein are unaudited with the exception of the Balance Sheet at December 31, 1995 and, because of the seasonal nature of the business and the varying schedule of its special sales efforts, these results are not necessarily indicative of the results to be expected for the entire year. In the opinion of management, the interim financial statements reflect all adjustments, consisting of only normal recurring items which are necessary for a fair presentation of the results for the periods presented. The accompanying financial statements have been prepared in accordance with GAAP and SEC guidelines applicable to interim financial information. The accompanying financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company's Annual
Report on Form 10-K, and, additionally, the Company's Registration Statement on Form SB-2 effective January 18, 1996.

Statement of Cash Flows

The Company considers short-term investments which are highly liquid, have maturities of fewer than three months and are readily convertible to cash to be cash equivalents.

Actual depreciation and amortization expense for the nine month period ending September 30, 1996 was $235,109, however, $29,144 of depreciation expense was charged-back to its affiliates, Mile High Brewing Company, Inc.
("MHB") and Aviator Ales, Inc. ("AAI"). The amount of the charge-back equals the depreciation on the Company's equipment placed in the affiliates' breweries and used by the affiliates for cooperative brewing purposes.

During the nine months ended September 30, 1996, the North Country Brewing
Company, Inc. ("NCBCI") entered into a joint venture agreement with the Company and financed its minority interest with a short-term note payable, in the amount of $2,550,000, to the joint venture. This non-cash transaction has been excluded from the accompanying statement of cash flows.

Inventories

Inventories consist of the following:
                                       September 30,      December 31,
                                           1996              1995

Raw materials                          $    318,076       $   378,384
Work-in-process                              53,462            68,101
Finished goods                              934,209           216,573
                                       -------------      ------------
                                       $  1,305,747       $   663,058


NOR'WESTER BREWING COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)


Property and Equipment

Property and Equipment consists of the following:
                                            September 30,      December 31,
                                                1996               1995
                                            --------------     -------------
Land and improvements                       $     239,572      $    237,072
Leasehold improvements                          1,439,959           487,200
Equipment                                       9,137,804         3,034,972
Construction in progress                        1,106,181           705,568
                                            --------------     -------------
                                               11,923,516         4,462,812
Less accumulated depreciation
 and amortization                                (580,363)         (345,254)
                                            --------------    --------------
                                            $  11,343,153    $   4,117,558
                                            ==============   ===============

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

Related Party Transactions

For the three months ended September 30, 1996, the Company purchased human resources and other administrative services from affiliated companies, Willamette Valley, Inc., Microbreweries across America ("WVI") and
Willamette Valley Vineyards ("WVV"), under a general services agreement at a total cost of $9,552. Under the general services agreement, the Company provided services such as accounting, sales management and executive oversight to WVI and it's subsidiaries and WVV. The Company recognized
$74,646 of income for such services for the third quarter of 1996.

In 1996, the Company purchased $55,000 of 1/2 barrel kegs from its affiliate, AAI, and an additional $25,000 in 1/2 barrel kegs from its affiliate, MHB. The kegs were utilized in the production of Nor'Wester beer under the Company's Cooperative Brewing Agreements with these companies.
Purchases of beer by the Company from the affiliates for the third quarter of 1996 totaled $814,923.

The Company provided a loan of $35,000 to Bayhawk Ales, Inc. ("BAI") for the purchase of a grain silo and milling system to reduce cooperative brewing costs.

On May 28, 1996, the Board of Directors for the Company approved an advance of $250,000 to MHB. During the third quarter MHB used these funds for the construction of a pub adjacent to its brewing facility in order that it might showcase and promote both the Company's and MHB's products in the Denver area.

Joint Venture Agreement

The accompanying financial statements include the accounts of the Company and the newly formed joint venture, North Country Brewery, Joint Venture LLC
("NCB"). All significant intercompany accounts and transactions have been eliminated in the consolidation. The minority interest represents NCBCI's interest in the joint venture's equity and net losses.

Net Income Per Share

Net income per common share is calculated based on the weighted average number of common shares and common share equivalents outstanding. Founder's shares held in escrow are included in the weighted average number of common shares outstanding.

Contingencies

In September 1996, the Company entered into a non-binding letter of intent with the UB Group of Bangalore, India setting forth the proposed terms of The UB Group's possible investment of $9.0 million in cash and certain intangible consideration in exchange for an equity interest in the resulting entity following the proposed consolidation of the Company, WVI, AAI, MHB, BAI and NCB. Although the parties are proceeding toward signing a definitive agreement setting forth the terms and conditions of the proposed investment, there can be no assurance that an equity investment by The UB
Group will be made or, if made, the ultimate terms of such investment.

Subsequent Events

Subsequent to September 30, 1996, the following event took place:

Per the terms of the joint venture agreement between NCBCI and the Company, NCBCI financed its minority interest in the joint venture with a short-term note payable to the joint venture, on the earlier of October 1, 1996, or upon completion of a self-underwritten offering of NCBI's common stock. In
November 1996, when it was determined that the proposed NCBCI self under-written offering would not continue, NCBCI relinquished its minority share ownership in the joint venture, thus making the joint venture a wholly-owned subsidiary of the Company.



                   NOR'WESTER BREWING COMPANY, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Results of Operations


The following discussion contains forward-looking statements that involve risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, pricing and availability of raw materials and packaging, successful execution of internal performance and expansion plans, impact of competition, distributor changes, availability of financing, and other risks detailed below and in the Company's Securities and Exchange
Commission filings, including the Company's Registration Statement on Form
SB-2 effective January 18, 1996 and its Annual Report on Form 10-KSB for the year ended December 31, 1995.


Three Months Ended September 30, 1996

Gross Sales.  Sales increased 4% from $1,710,219 for the three months ended
September 30, 1995 to $1,777,871 for the same period ended September 30, 1996. This reflects an increase in sales volume from 8,926 barrels shipped in 1995 to 9,159 in 1996. The relatively flat change in sales dollars characterizes the challenges the Company faced both in its Pacific
Northwest home markets, with increased competition and changing consumer tastes, and in other markets, where the company struggled to establish and maintain relationships with new distributors.

Excise Taxes. Excise taxes decreased from $85,817 (5.2% of net sales) for the three months ended September 30, 1995 to $69,775 (4.1% of net sales) for the same period ended September 30, 1995. Excise taxes decreased as a percentage of net sales due to an increase in shipments to other states in which no state excise tax is paid.

Gross Profit. Gross profit decreased 398% from $596,601 for the three months ended September 30, 1995 to $119,866 for the same period ended
September 30, 1996. The decrease in gross profit as a percentage of sales is due primarily to the following factors: 1) The Company's product mix continued to trend toward a greater proportion of bottled products and fruit beers. These products cost more to produce due to higher packaging costs relative to kegged beer and the increased expense of additional ingredients necessary to brew fruit beers. 2) Increased sales of lower margin cooperatively brewed beer produced by the Company's affiliates sold to the Company at Nor'Wester's cost plus 10%, per terms contained in a Cooperative Brewing Agreement. 3) Additional storage costs resulting from the build-up of finished goods inventory produced to meet projected sales that did not materialized. 4) The $109,000 write-down of excess finished goods inventory that was moved through an alternate distribution channel.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased from $374,458 for the three month period ended September 30, 1995 to $1,124,467 for the comparable period in 1996, and increased as a percentage of net sales from 23% to 65% for the three month period ended September 30, 1995 and 1996, respectively. The 200% increase in selling, general and administrative costs for the three month ended September 30, 1996 over the same period in 1995 is due to the following: 1) Increased selling expenses incurred primarily from the addition of salaried sales personnel to establish and oversee the Company's sales growth in new markets; 2) Increased shipping costs associated with bringing beer to markets located significant distances away from the brewing facility; 3) Increased advertising costs as the Company expanded its sales efforts in order to quickly penetrate target markets and; 4) Pre-operating start-up costs of $202,000, after elimination of minority interest, associated with the construction of the NCB joint venture's new brewery in Saratoga Springs, New York, which include salaries for the general manager, the lead brewer and packaging manager, a regional sales manager and certain other sales and marketing costs incurred to promote the Company's products in the northeastern United States prior to commencement of the joint venture's operations.

Net Loss. The Company incurred a consolidated net loss of $869,821 or $.23 per share for the three months ended September 30, 1996 as compared to net income of $137,534 or $.06 per share for the third quarter of 1995. This decline in profitability in 1996 is due to lower gross profits as a percentage of net sales and an overall increase in selling, general and administrative costs including the pre-operating losses of the NCB joint venture in Saratoga Springs, New York.


Nine Months Ended September 30, 1996

Gross Sales.  Sales increased 19% from $4,505,705 for the nine months ended
September 30, 1995 to $5,363,809 for the same period ended September 30, 1996. This reflects an increase in sales volume from 23,639 barrels shipped in 1995 to 27,922 in 1996. The majority of the sales increase is the result of a relatively strong first quarter followed by two quarters in which sales were relatively flat. The leveling of sales to 1995 levels for the second and third quarters characterizes the challenges the Company faced both in its Pacific Northwest home markets, with increased competition and changing consumer tastes, and in other markets, where the company struggled to establish and maintain relationships with new distributors.


Excise Taxes. Excise taxes decreased from $218,935 (5.1% of net sales) for the nine months ended September 30, 1995 to $193,273 (3.7% of net sales) for the same period ended September 30, 1996.

Gross Profit. Gross profit decreased 38% from $1,721,361 for the nine months ended September 30, 1995 to $1,073,335 for the same period ended
September 30, 1996. The decrease in gross profit as a percentage of sales is due primarily to the following factors: 1) The Company's product mix continued to trend toward a greater proportion of bottled products and fruit beers. These products cost more to produce due to higher packaging costs relative to kegged beer and the increased expense of additional ingredients necessary to brew fruit beers. 2) Increased sales of lower margin cooperatively brewed beer produced by the Company's affiliates and sold to the Company at the Company's cost plus 10%, per terms contained in a Cooperative Brewing Agreement. 3) Additional storage costs resulting from the build-up of finished goods inventory produced to meet projected sales that did not materialized. 4) The $109,000 write-down of excess finished goods inventory that was moved through an alternate distribution channel.


Selling, General and Administrative Expenses. Selling, general and administrative expenses increased from $1,051,802 for the nine month period ended September 30, 1995 to $2,473,925 for the comparable period in 1996, and increased as a percentage of net sales from 41% to 48% for the nine month period ended September 30, 1995 and 1996, respectively. The 135% increase in selling, general and administrative costs for the nine month ended September 30, 1996 over the same period in 1995 is due to the following: 1) Increased selling expenses incurred primarily from the addition of salaried sales personnel to establish and oversee the Company's sales growth in new markets; 2) Increased shipping costs associated with bringing beer to markets located a significant distance away from the brewing facility; 3) Increased advertising costs as the Company expanded its sales efforts in order to quickly penetrate target markets and; 4) Pre-operating start-up costs of $348,576, after elimination of minority interest, associated with the construction of the NCB joint venture's new brewery in Saratoga Springs, New York, which costs include salaries for the general manager, the lead brewer and packaging manager, a regional sales manager and certain other sales and marketing costs incurred to promote the Company's products in the northeastern United States prior to commencement of the joint venture's operations.


Net Loss. The Company incurred a consolidated net loss of $1,080,484 or
$.29 per share for the nine months ended September 30, 1996 as compared to net income of $405,322 or $.17 per share for the third quarter of 1995.
This decline in profitability in 1996 is due to lower gross profits as a percentage of net sales and an overall increase in selling, general and administrative costs including the pre-operating losses of the NCB joint venture in Saratoga
Springs, New York

Liquidity and Capital Resources

For the nine-month period ended September 30, 1996, cash and cash equivalents increased $13,600. The Company had $233,596 and $276,807 of cash and cash equivalents at September 30, 1996 and December 31, 1995, respectively. At September 30, 1996 the Company had working capital of $22,314. The Company's long-term debt as a percentage of total capitalization (long-term debt and total shareholders' equity) was 18% and 28% at September 30, 1996 and December 31, 1995, respectively.

During the third quarter the Company continued to support the NCB Joint
Venture as unexpected construction problems delayed the start-up of production at NCB, which created a significant strain on the Company's cash position. In addition, a loss of sales in the Company's primary market due to increased competition for the Company's flagship products, Hefe Weizen and Raspberry Weizen; increased selling and shipping costs to support the Company's national expansion; and costs associated with the build up of inventories to support increased sales that did materialize also contributed to reducing the Company's liquidity position.

In September 1996, to address the liquidity and capital resources concerns of the Company and certain of its affiliated breweries, the Company and its affiliate WVI, entered into a non-binding letter of intent with The UB
Group of Bangalore, India setting forth the proposed terms of The UB
Group's possible investment of $9.0 million in cash and certain intangible consideration including the grant of an exclusive right to manufacture The
UB Group's Kingfisher brand beer for sale in North America and The UB
Group's provision of certain management and technical services to the alliance of craft breweries controlled by WVI and the Company. Under the terms of the letter of intent, The UB Group's investment would be made in the resulting entity following a proposed consolidation of the Craft
Brewing Alliance comprised of Nor'Wester and Nor'Wester's subsidiary, North
Country Brewing Company, located in Saratoga Springs, New York.; WVI and
WVI's subsidiaries-- Mile High Brewing Company, Inc., located in Denver
Colorado, Bayhawk Ales, Inc., located in Irvine, California, and Aviator
Ales, Inc. located in Woodinville, Washington.

The closing of the possible investment remains subject to (i) The UB
Group's completion of satisfactory due diligence, (ii) negotiation and execution of a definitive investment agreement between the parties, (iii) approval by the boards of directors and shareholders of each of the Company, WVI, Nor'Wester and their respective subsidiaries, (iv) registration with the U.S. Securities and Exchange Commission of shares in the resulting entity following consolidation which will be exchanged in the merger, and (v) such other customary conditions for transactions of this type.

Following execution of the letter of intent, The UB Group has provided the WVI/Nor'Wester alliance of craft breweries with bridge loans in the amount of $650,000 to sustain and grow their brewing operations. The UB Group has also indicated it may, at its discretion to provide additional bridge loans or guarantees on bank loans in such amounts and at such times as are necessary to sustain the breweries' operations until completion of the planned consolidation and closing of the investment. There can be no assurances that additional bridge loans will be made by The UB Group, that an equity investment by The UB Group will ultimately be made or, if made, the final terms of such investment.

If, for any reason, the proposed consolidation and investment does not occur, alternative sources of debt financing and/or equity capital would have to be developed. There can be no assurance that such debt financing or capital will be available or, if available, under terms and conditions acceptable to the Company. The Company's inability to obtain additional capital would result in a material adverse effect on the Company's business and results of operations.

PART II.   OTHER INFORMATION

Item 5.    Other Information

On November 19, 1996, the MHB announced that it will be unable to sustain operations at current levels and is taking aggressive steps to reduce its expenses. The inability to penetrate the highly competitive craft beer market in Colorado was cited as the primary reason that the MHB was unable to achieve acceptable operating results.

To protect and/or recover the value invested in the brewing facility, MHB officials have chosen to minimize operations and to explore other options including leasing or selling the brewery. Options are also being explored to continue production of the MHB's Timberline Ales for sale where distribution has been established.

The MHB has been consistently losing money as it struggles to establish its brand in Colorado and nearby states. To address its cash needs, the MHB commenced a registered public stock offering in June 1996 to raise up to $1.95 million. Although approximately $548,000 had been raised and held in an interest-bearing escrow account, the MHB elected to terminate the offering because of its inability to penetrate the Colorado craft beer market to an acceptable level and the proposed consolidation and investment of The UB Group. The offering escrow agent is in the process of returning all funds plus interest to prospective investors.

Willamette Valley, Inc. Microbreweries Across America, the MHB's parent and
51% shareholder, was no longer able to provide the MHB with interim financing due to its own cash limitations. WVI has been seeking a financial partner to support its efforts in building the Craft Brewing Alliance.

It is not expected that the MHB's decision to minimize its brewing operations will affect the proposed consolidation and investment by The UB
Group in the Craft Brewing Alliance. Under the consolidation, shareholders of each alliance member, including Mile High, will receive shares in the resulting entity. These shares will be listed for trading on NASDAQ under the symbol ALES and thus provide and increased level of liquidity to investors.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibit 1 - Mile High Brewing release dated November 19, 1996.

(b) Reports on Form 8-K:

On September 26, 1996, the Company filed a Form 8-K in connection with its execution of a non-binding letter of intent with The UB Group of Bangalore, India relating to The UB Group's proposed investment of $9.0 million in cash along with certain other non-cash intangible consideration into the entity resulting from the proposed consolidation of the Company with its affiliate and North Country Brewing Company, LLC., Willamette Valley, Inc.
Microbreweries across America and its affiliates-- Aviator Ales, Inc.,
Bayhawk Ales, Inc., Mile High Brewing Company, Inc. The Form 8-K set forth the terms and conditions of the proposed investment as outlined in the letter of intent, and included as exhibits copies of the letter of intent dated September 18, 1996, a September 26, 1996 press release relating to the matter, and a September 26, 1996 letter to the Company's shareholders describing the matter.

Exhibit 1

MILE HIGH BREWING COMPANY REDUCES OPERATIONS

For Immediate Release :Dated November 19, 1996

For more information contact: James W. Bernau


Mile High Brewing Company, producer of Timberline Ales (TM), announced today that it will be unable to sustain operations at current levels and is taking aggressive steps to reduce its expenses.

To address its cash needs, MHB had commenced a registered public stock offering in May 1996 to raise up to $1.95 million. Although approximately
$548,000 had been raised and held in an interest-bearing escrow account, the Company has elected to terminate the offering. The offering escrow agent is in the process of returning all funds plus interest to prospective investors.

"The craft beer market in Colorado is very competitive and Mile High simply hasn't built sufficient market share or achieved acceptable operating results since initiating operations in August, 1995," said James W. Bernau, Mile High President and Chief Executive Officer. "While Timberline Ales has proven their quality--our stout recently won a silver medal at the Great
American Beer Festival--they have not proven to be an adequate commercial success in the current market."

To protect and/or recover the value invested in the brewing facility, Company officials have chosen to minimize operations and explore other options including leasing or selling the brewery. The facility, located two blocks north of Coors Field on Denver's Blake Street, houses a 50-barrel brewhouse and has a current annual production capacity of 12,000 barrels and a potential production capacity of 60,000 barrels if additional tanks are installed. "We are also exploring ways to continue producing our Timberline
Ales in markets where distribution has been established," Bernau added.

In September 1996, Willamette Valley, Inc. Microbreweries Across America, the Company's parent and 51% shareholder, and Nor'Wester Brewing Company, its affiliated brewery in Portland, announced the signing of a non-binding letter of intent with The UB Group, an international brewer headquartered in Bangalore, India. Under the terms of the letter of intent, a new entity would be formed from the proposed consolidation of Nor'Wester, Nor'Wester's subsidiary, North Country Brewing Company in Saratoga Springs, New York, and each of the three regional craft breweries owned by Willamette Valley, Inc.
Microbreweries Across America--Aviator Ales in Woodinville, Washington; Mile
High Brewing in Denver; and Bayhawk Ales in Irvine, California. The new consolidated entity would receive $9.0 million in cash along with other consideration from The UB Group.

Under the consolidation, shareholders of each alliance member, including
Mile High, would receive shares in the resulting entity. These shares will be listed for trading on Nasdaq under the symbol ALES thus providing an increased level of liquidity to investors. The transaction is conditioned upon the negotiation and execution of mutually satisfactory investment documents, The UB Group's completion of a satisfactory due diligence review, and completion of the proposed consolidation.

Pursuant to the requirements of the Security Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



MILE HIGH BREWING COMPANY



SIGNATURES

Pursuant to the requirements of the Security Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


NOR'WESTER BREWING COMPANY, INC.

Date: July 31, 1996                By /s/ James W. Bernau
                                   James W. Bernau
                                   President


