Form 10KSB
period 1996-12-31
NORWESTER BREWING CO INC
filed 1997-03-31
CIK 895670

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                               UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                FORM 1O-KSB

[X] ANNUAL REPORT UNDER  SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       For the fiscal year ended December 31, 1996

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       For the transition period from ________ to ________

                      Commission File Number : 0-27458

                      NOR'WESTER BREWING COMPANY, INC.
              (Name of small business issuer in its charter)
                   OREGON                           93-1099661
       (State or other jurisdiction              (I.R.S. Employer
       of incorporation or organization)         Identification No.)
                           66 SE MORRISON STREET
                          PORTLAND, OREGON  97214
          (Address of principal executive offices and zip code)
                               (503) 232-9771
                        (Issuer's telephone number)

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:   NONE
    SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:
                        COMMON STOCK, NO PAR VALUE
                             (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
Yes [ X ]    No [    ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form
10-KSB or any amendment to this Form 10-KSB.  [   ]

Issuer's revenues for its most recent fiscal year were $6,820,691.

The aggregate market value of voting stock held by non-affiliates of the registrant was $7,302,506 as of February 28, 1997, based upon the last sales price ($2.625) as reported on the Nasdaq System-Small Cap Market.

The number of shares outstanding of the Registrants Common Stock as of
February 28, 1997 was 3,711,097 shares.
The index to exhibits appears on page 28 of this document.
Transitional Small Business Disclosure Format (check one):  Yes [   ]  No [ X ]

                      DOCUMENTS INCORPORATED BY REFERENCE

None.
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                       NOR'WESTER BREWING COMPANY, INC.
                              FORM 10-KSB  INDEX


                                   PART I
                                                                        PAGE
                                                                        ----
Item 1.  Description of Business                                          2

Item 2.  Description of Property                                          8

Item 3.  Legal Proceedings                                                8

Item 4.  Submission of Matters to a Vote of Security Holders              8

                                   PART II

Item 5.  Market for Common Equity and Related Stockholder Matters         9

Item 6.  Management's Discussion and Analysis or Plan of Operation        9

Item 7.  Financial Statements                                            19

Item 8.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                        19

                                  PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act               19

Item 10. Executive Compensation                                          22

Item 11. Security Ownership of Certain Beneficial Owners and Management  24

Item 12. Certain Relationships and Related Transactions                  25

Item 13. Exhibits and Reports on Form 8-K                                28

         Signatures                                                      30

                                   PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

Nor'Wester Brewing Company, Inc. (the "Company" or "Nor'Wester") has been a brewer of fresh, high quality, full-flavored premium beers, generally known as craft beers, since November 1993. The Company's leading brews include its Hefe Weizen, Raspberry Weizen and the White Forest Scottish Ale. The key elements of the Company's brewing process include milling a unique blend of malted Pacific Northwest and European grown wheat and barley grains, brewing in small batches using Pacific Northwest and European hops, yeast developed and cultured at the brewery, and conditioning for long periods at near freezing temperatures. Although the Company uses advanced technology in small batch brewing, its brewers deliberately perform certain operations by hand to ensure quality and achieve the desired flavors in their beers. The Company's initial brewery located in Portland, Oregon (the "Portland Brewery") currently has an annual production capacity of approximately 41,000 barrels. The Company is the sole owner of North Country Joint Venture, LLC ("North Country LLC"), which owns and operates a brewery in Saratoga Springs, New York (the "Saratoga Springs Brewery"). The Saratoga Springs Brewery began producing and selling beer in October, 1996 and currently has an annual production capacity of 30,000 barrels.

Mr. James Bernau, Director, President and Secretary of the Company, owns approximately 25 percent of the Company's Common Stock. Mr. Bernau also owns 62 percent of Willamette Valley, Inc. Microbreweries Across America ("WVI"), a brewery development company and affiliate of the Company. WVI currently holds the following ownership interests in each of the following brewing subsidiaries: Aviator Ales, Inc., the owner and operator of the Seattle Brewery ("Aviator Ales") -- 51%; Mile High Brewing Company, Inc., the owner and operator of the Denver Brewery ("Mile High Brewing") -- 51%; and
Bayhawk Ales, Inc., the owner and operator of the Southern California Brewery ("Bayhawk Ales") -- 57%. See also "Management's Discussion and Analysis - Subsequent Events."

STRATEGY

In January 1996, the Company established a strategic alliance (the "Alliance") with WVI, Aviator Ales, Mile High Brewing and Bayhawk Ales. The Alliance is created through a Strategic Alliance Agreement among the Alliance members, a General Services Agreement between the Company and WVI and separate Cooperative Brewing Agreements between the Company and each of Aviator Ales, Mile High Brewing and Bayhawk Ales (the "Cooperative Brewers"). For a more complete description of the agreements under the Alliance, see
Item 12 "Certain Relationships and Related Transactions."

The initial purpose of the Alliance was to develop a national market for the Nor'Wester brand. As the Company and some of its competitors attempted to expand their brands nationally, the Company learned that a national marketing strategy for the Nor'Wester brand is not currently cost effective. Consumers have shown strong support for craft beers brewed in or near their local markets and the Company believes the appropriate strategy is to develop and protect strong local craft beer brands. The Company further believes that this strategy can be strengthened through the Affiliated Companies' ability to build a network of breweries each producing their own brand with local appeal while benefiting from operating efficiencies, the decrease in production, marketing and distribution costs and the increase in the ability of the Affiliated Companies to finance growth and provide shareholders with a liquid market for their shares. Once these local brands are established, the Affiliated Companies may expand the distribution of one or more of their beer styles into additional selected markets.

To implement this new strategy, the Boards of Directors of the Affiliated Companies have elected to consolidate their entities under a single entity, United Craft Breweries, Inc. ("UCB"). Furthermore, on January 30, 1997 the Affiliated Companies entered into a definitive investment agreement with United Breweries of America, Inc. ("UBA") for the purpose of funding operations until the consolidation is completed and provide for future growth thereafter. For additional information, see "Management's Discussion and Analysis - Subsequent Events."

Should the proposed consolidation occur, the Cooperative Brewing Agreements, the Strategic Alliance Agreement and the General Services Agreement will terminate.

THE INDUSTRY

The craft brewing segment of the United States brewing industry is comprised of regional craft brewers such as the Company (i.e. brewers that produces between 15,000 and 1,000,000 barrels a year), contract brewers (i.e. companies that formulate and market products brewed by third-party mass-production brewers), microbrewers (i.e. brewers that produce under 15,000 barrels of craft beer a year) and brewpubs (i.e. a combination restaurant and brewery which produces principally for on-site consumption). Craft beers are full-flavored beers, brewed in traditional European brewing styles with quality hops, malted barley, yeast and water.

Beginning in California, Oregon and Washington and more recently in the New England states, Colorado and other regions across the country, regional craft brewers, contract brewers, microbrewers, and brewpubs emerged to form the craft beer industry. Certain craft brewers, such as the Company, have been able to grow from microbrewers into regional craft brewers by increasing the size of their breweries, while maintaining traditional European brewing methods. Contract brewers, who generally do not have their own brewing facilities, have taken advantage of demand by retaining industrial brewers to perform contract brewing at otherwise underutilized industrial brewing facilities. Industrial brewers have also sought to appeal to this demand for craft beers by introducing their own fuller-flavored specialty beers or by acquiring or forming partnerships with existing craft brewers.

PRODUCTION AND PRODUCTS

The Company's products are currently produced at the Portland Brewery and the Saratoga Springs Brewery. Each brewery is designed to brew selected, high quality grains and hops into ales and/or lager beers. The particular beer styles produced by each brewery are dependent on local taste, climate, ethnic influences and lifestyles. Quality in the ingredients and the brewing process is the primary guiding principle in the development and production of each brewery's products. Each brewery is equipped with a superior and efficient brewhouse that utilizes modern electronic temperature controls in the fermentation and conditioning tanks, and each brewery employs a brewmaster experienced in producing high quality craft beer. Products currently produced by each of the Company's breweries are as follows:

PORTLAND BREWERY: Hefe Weizen, Best Bitter Ale, Dunkel Weizen, Raspberry Weizen, Blacksmith Porter, Honey Weizen, Oregon Amber Ale, Peach Cream Ale, White Forest Scottish Ale, Dead Eye Rye, Smith Rock Bock and Maple Ale.

SARATOGA SPRINGS BREWERY: North Country branded products: Whiteface Pale Ale, Fat Bear Stout and Maple Amber. Nor'Wester branded products: Raspberry Weizen, Hefe Weizen, Best Bitter Ale and Blacksmith Porter.

RAW MATERIALS

Raw materials used by the breweries consist primarily of malted grains, hops, brewers' yeast and water filtered through activated charcoal filters. The breweries typically purchase all of their malted barley and wheat from one or two single suppliers, although several comparable, alternative suppliers exist. Each brewery typically selects the variety and grower of its high-quality, whole-flower Pacific Northwest hops, and purchases them through two major brokers. The Company believes that alternative sources of malted grains and hops are available at competitive prices. Each brewery currently cultivates its own yeast supply and multiple competitive sources of supply for most packaging materials, such as bottles, labels, six-pack carriers, crowns and shipping cases are available to the breweries

DISTRIBUTION

Each brewery markets its products under a locally-based brand name developed specifically for that brewery. The Portland Brewery markets its products under the Company's "Nor'Wester-Registered Trademark-" trademark while the Saratoga Springs Brewery markets its products under the "North Country-TM-" trademark. The Saratoga Springs Brewery also produces and markets products under the Nor'Wester brand. Each brewery sells its draft beers directly to consumers visiting the respective brewery and through wholesale distribution to pubs, taverns, and restaurants. Products from each of the Company's breweries are also purchased by consumers in bottles at supermarkets, warehouse clubs, convenience stores and liquor stores, depending on state and local laws. The products are delivered to these retail outlets through a network of over 100 independent distributors.

The Portland Brewery products are sold to distributors who serve multiple states, including Oregon, Washington, Idaho, Alaska, California, Colorado, Montana and New Mexico, as well as southwestern Canada. Two distributors, Maletis Beverage and Youngs Market, accounted for approximately 17 percent and 10 percent, respectively, of the Portland Brewery's sales in 1996. No other customer accounted for more than 10 percent of the Portland Brewery's sales in 1996. The loss, without replacement, of either of these distributors could have a material adverse effect on the Company's business, financial condition and results of operation.

The Saratoga Brewery products are sold to distributors who serve multiple states, including New York, Illinois, Virginia, Connecticut, Vermont, Rhode Island, Pennsylvania, Maine, Massachusetts, Georgia, New Hampshire, New Jersey, Maryland, Florida and South Carolina. Two distributors, DeCrescente Distributing and East Coast Distributing accounted for approximately 30 percent and 13 percent, respectively, of the Saratoga

Brewery's sales in 1996. No other customer accounted for more than 10 percent of the Saratoga Brewery's sales in 1996. The loss of either of these distributors could have a material adverse effect on the Company's business, financial condition and results of operation.

The Company's distributors also represent competing specialty beer brands, as well as national beer brands, and are to varying degrees influenced by their continued business relationships with other brewers. The Company's independent distributors may be influenced by a large brewer if they rely on that brewer for a significant portion of their sales. While the Company believes that its relationships with its distributors are generally good, these relationships are relatively new and untested and there can be no assurance that the Company's distributors will continue to effectively market and distribute the Company's beer.

Each of the Company's distribution agreements covers a specific geographic area, and appoints the distributor as the exclusive distributor in that geographic area, subject in certain cases to the Company's rights to engage in certain limited retailing activities. The distribution agreements provide that payment shall be made in full not more than 30 days after the date of delivery. The distribution agreements also provide for general cooperation among the distributors and the Company in marketing, merchandising and promotional efforts. Each distribution agreement may be terminated by either party 60 days after written notice of dissatisfaction with performance specifying the grounds for such dissatisfaction if the specified deficiencies have not been cured by the end of the 60-day period.

Craft beers generally sell at a price premium relative to domestic industrial beers, with retail prices for craft beers typically ranging from $4.99 to $7.99 per six pack of 12 ounce bottles versus approximately $2.99 to $3.99 for industrial beers. This price premium provides generally higher profit margins for the distributors and retailers that offer craft beers. The Company believes that distributors and retailers are eager to increase their sales of higher margin craft beers as industrial brewers continue to wage price wars to gain market share in this flat growth segment thereby decreasing distributor's margins.

To further promote retail product sales, the Company periodically offers "post-offs," or price discounts to its distributors. Distributors and retailers often participate in these price discounts.

COMPETITION

The craft beer segment is highly fragmented and competitive, especially in the Pacific Northwest, which the Company believes is one of the most developed craft beer markets in terms of number of breweries and consumer awareness. The Company's breweries compete primarily with other craft brewers, contract brewers, producers of imported beers and mass-market industrial brewers. The principal means of competition in the craft beer segment are product quality, taste, consistency and freshness, brand and product differentiation, distribution methods and area coverage, promotional methods, packaging, development of new products and, to a lesser extent, pricing.

The craft beer industry has become saturated with numerous brands each comprised of several beer styles. As a result, growth rates are slowing, especially in the Pacific

Northwest where there are many brands vying for available shelf space and taps. The industry is also facing a loss of shelf space, and therefore sales, to the industrial brewers, who have created fuller-flavor specialty beers and are threatening to withdraw their business from distributors who also distribute brewery brands.

Specifically, during 1996, the Company experienced significant competition from a competitor who began selling its weizen (wheat) based beer in bottles into the same principal channels of distribution as the Company's Nor'Wester brand. This competitor already held a majority of the draft market share for weizen based beers in and around Portland. The entry of this competitor into the bottled market resulted in a significant decline in market share for the Company, as well as for Aviator Ales, an affiliated company, which had a significant negative impact on 1996 results. To date, the Company has been unable to regain this market share. This competitor also utilizes the same primary distributor within the Portland market as the Company.

The Company expects competition among craft brewers to continue to increase, possibly resulting in decreases in market share, growth rates and product prices.

Many of the Company's competitors in the craft beer segment, including Pyramid Breweries, Redhook Ale Brewery, Widmer Brewing, Full Sail Brewing and Boston Beer Company, have greater financial and other resources than the Company.

RESEARCH AND DEVELOPMENT

To meet varying consumer style and flavor preferences, the Company's breweries continually engage in the development and testing of new products. The Company pilot brews small batches of new products for sampling at its breweries, in community tastings and, in the case of the Portland Brewery, at the Nor'Wester Public House. The Company also performs numerous tastings and surveys with its distributors and consumers on beer styles and brand imagery.

REGULATION AND DRAM SHOP LIABILITY

The Company's business is highly regulated at federal, state and local levels. Various permits, licenses and approvals necessary to the Company's brewery and pub operations and the sale of alcoholic beverages are required from various agencies, including the U.S. Treasury Department, Bureau of Alcohol, Tobacco and Firearms (the "BATF"); the United States Department of Agriculture; the United States Food and Drug Administration; state alcohol regulatory agencies in the states in which the Company sells its products; and state and local health, sanitation, safety, fire and environmental agencies. In addition, the beer industry is subject to substantial federal and state excise taxes.

Management believes that the Company currently has all licenses, permits and approvals necessary for its current operations and is in material compliance with all applicable government regulations. However, existing permits or licenses could be revoked if the Company were to fail to comply with the terms of such permits or licenses, and additional permits or licenses could, in the future, be required for the Company's existing or expanded operations. If licenses, permits or approvals necessary for the subsidiaries' brewery or pub operations were unavailable or unduly delayed, or if any such permits or licenses were revoked, the Company's ability to conduct its business could be substantially and adversely affected.

The serving of alcoholic beverages to a person known to be intoxicated may, under certain circumstances, result in the server's being held liable to third parties for injuries caused by the intoxicated customer. The Company's Public House has addressed this concern by establishing early closing hours and employee training and designated-driver programs. In addition, the Company has obtained host liquor and legal liquor liability insurance coverage and intends to continue such coverage if it remains available at a reasonable cost.
Future increases in premiums could make it prohibitive for the Company to maintain adequate insurance coverage. Any large uninsured damage awards against the Company could have a material adverse affect on the Company's business and financial condition.

TRADEMARKS
Nor'Wester-Registered Trademark- and the Nor'Wester compass logo (a miscellaneous design mark) are federally registered trademarks of the Company and the Company has filed for federal trademark protection for certain of its flavor styles which include, but are not limited to, "Blacksmith-TM-", "Peach Creme-TM-", "Deadeye-TM-" and "Smith Rock Bock-TM-". The Company's policy is to preserve registration of its marks whenever possible and to oppose vigorously an infringement of its marks.

EMPLOYEES

At December 31, 1996, the Company had a total of 50 full time and 4 part time employees, including 15 full time employees of North Country LLC , the Company's 100 percent owned subsidiary which owns and operates the Saratoga Springs Brewery. None of the Company's employees are covered by collective bargaining agreements, there have been no work stoppages and the Company believes that relations with its employees are adequate.

ITEM 2.  DESCRIPTION OF PROPERTY

THE PORTLAND BREWERY. In November 1993, the Company opened the Portland Brewery in a leased building directly across the Willamette River from Portland's downtown core area. The Portland Brewery is located in a 12,200 square foot facility which includes the Nor'Wester Public House, a 2,200 square foot pub/restaurant with a serving capacity of 140 persons. The Company's corporate offices are also located in this facility. The Company's lease expires on January 31, 2002, and contains renewal options for up to an additional 10 years. The Portland Brewery has a current maximum annual production capacity of 41,000 barrels. Due to current space limitations, no further brewing capacity may be added in this facility. However, the Company has a first right of refusal to lease an additional 19,300 square feet of the building which is currently leased to another party through December 31, 1998. The Company also has a first right of refusal to purchase the building. The Portland Brewery also has a bottling line and a labeler.


THE SARATOGA SPRINGS BREWERY. The Saratoga Springs Brewery, is located in an approximately 16,750 square foot leased facility on approximately 3.65 acres in Saratoga Springs, New York. This lease expires in February 2001 and has three, five year renewal options. The brewery also has a high speed bottling line and a labeler. The Saratoga Springs Brewery has a current maximum annual production capacity of 30,000 barrels which can be increased to 200,000 barrels by adding additional brewing equipment and fermentation tanks within the existing facility structure.

ITEM 3. LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company was a party. From time to time, The Company becomes involved in ordinary, routine or regulatory legal proceedings incidental to the business of the Company

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's shareholders during the quarter ended December 31, 1996.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is quoted on the over-the-counter market on the Nasdaq National Market System under the symbol "ALES." The following table sets forth the high and low sales prices as reported by the Nasdaq National Market System for the periods indicated. The Company's Common Stock commenced trading on January 18, 1996.


Year Ended December 31, 1996                          High            Low
--------------------------------------------------   ------         ------
Quarter 4                                            $ 6.75         $ 2.50
Quarter 3                                              6.75           3.63
Quarter 2                                              7.00           4.88
Quarter 1 (from January 18, 1996)                      9.50           6.00


The approximate number of shareholders of record on December 31, 1996 was 4,403. There were no cash dividends declared or paid in fiscal years 1996 or 1995. The Company does not anticipate declaring such dividends in the foreseeable future.

There were no sales of unregistered securities by the Company during the year ended December 31, 1996.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

RESULTS OF OPERATIONS
The following table reflects selected data from the Company's statements of operations stated as a percentage of net sales:

                                                 YEAR ENDED DECEMBER 31,
                                                 -----------------------
                                                     1996       1995
                                                   --------   --------
 Gross sales . . . . . . . . . . . . . . . . . .    104.5%     105.1%
 Less excise taxes . . . . . . . . . . . . . . .      4.5        5.1
                                                   --------   --------
 Net sales . . . . . . . . . . . . . . . . . . .    100.0      100.0
 Cost of goods sold. . . . . . . . . . . . . . .     79.1       61.9
 Selling, general and administrative expenses. .     73.1       25.2
                                                   --------   --------
 Operating income (loss) . . . . . . . . . . . .    (52.2)      12.9
                                                   --------   --------
 Income (loss) before income taxes . . . . . . .    (51.6)      12.6
                                                   --------   --------
 Net income (loss) . . . . . . . . . . . . . . .    (45.6)%      7.9%
                                                   --------   --------
                                                   --------   --------


GROSS REVENUES. Gross revenues from beer and retail products totaled $6.8 million for the year ended December 31, 1996 and $5.9 million for the year ended December 31, 1995. The increase in sales is primarily a result of a national roll-out of Nor'Wester branded beers. This increase was offset by the challenges the Company faced both in its home markets, with increased competition and changing consumer tastes, and in other markets where the Company struggled to establish and maintain relationships with distributors. In addition, one of the Company's competitors began selling its Hefe Weizen beer in bottles into the Company's principal distribution channels in the Portland area during 1996, thus decreasing the Company's market share in its most significant market. The Company's Saratoga Brewery began producing and selling beer in October 1996.

The Company's Portland Brewery currently has an annual production capacity of 41,000 barrels. The Company sold 35,287 barrels (including beer produced at the Affiliated Companies under Cooperative Brewing Agreements) and 32,375 barrels during 1996 and 1995, respectively.

The Company's Saratoga Brewery currently has an annual production capacity of 30,000 barrels and sold 1,041 barrels during 1996.

EXCISE TAXES. Excise taxes increased to $296,609 (4.3 percent of gross sales) for the year ended December 31, 1996 from $283,979 (4.8 percent of gross sales) for the year ended December 31, 1995. The decrease as a percent of gross sales is a result of the increase in sales to states in which no state excise tax is paid by the producer.

COST OF GOODS SOLD. Cost of goods sold totaled $5.2 million (79 percent of net sales) for the year ended December 31, 1996 compared to $3.5 million (62 percent of net sales) for the year ended December 31, 1995. The increase in cost of goods sold as a percentage of net sales is due primarily to the following factors: 1) purchasing beer from Affiliated Companies under Cooperative Brewing Agreements resulting in higher costs than could be incurred if the beer was produced by the Company; 2) the sale in the second quarter of approximately 12,500 cases of beer at cost to a national beer club, for sale to its 25,000 members, as a national sales promotion strategy; 3) costs associated with the commencement (and subsequent cessation) of production of Nor'Wester beer at affiliated breweries under the Cooperative Brewing Agreements; 4) additional storage costs resulting from the build-up of finished goods inventory produced to meet projected sales that never materialized; 5) the write-down of approximately $110,000 for excess finished goods inventory that was moved through an alternate distribution channel; and
6) increased cost structure developed to meet projected sales volumes that never materialized.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative ("SG&A") expenses increased to $4.8 million (73 percent of net sales) for the year ended December 31, 1996 from $1.4 million (25 percent of net sales) for the year ended December 31, 1995. The increase in SG&A expenses is primarily attributable to 1) the addition of salaried sales personnel to establish and oversee the Company's anticipated growth in new markets; 2) increased shipping costs associated with bringing beer to markets located considerable distances away from the Portland Brewery; 3) increased advertising costs as the Company expanded its sales efforts in order to quickly penetrate target markets 4) Start-up and operating costs of $202,000 associated with the construction and operation of the Saratoga Springs Brewery; and 5) the write-off of approximately $500,000 of point-of-sale materials and excess finished goods inventory. In the third quarter of 1996, the Company restructured sales related compensation, implemented expense controls and reduced staff in an effort to reduce SG&A expenses while still increasing sales.

NET INCOME (LOSS). As a result of the individual line items discussed above, net loss was $3.0 million for the year ended December 31, 1996 compared to net income of $442,727 for the year ended December 31, 1995.

SEASONALITY. Beer consumption nationwide has historically increased by approximately 20% during the summer months. In 1994 and 1995, seasonality had little measurable effect on sales as the Company experienced rapid growth in the sale of its products during those years. In 1996, as a result of a downturn in the Company's sales following the introduction of bottled wheat (weizen) beers by one of the Company's competitors in May 1996, the Company has had difficulty measuring the impact of seasonality in 1996. Further, it is not clear to what extent seasonality will affect the Company as it expands its capacity at the Saratoga Springs Brewery. The Company brews seasonal beers which augment sales during the periods in which they are available.

LIQUIDITY AND CAPITAL RESOURCES
In January 1996, the Company, in its underwritten public offering (the "Offering"), issued 1,287,500 shares of Common Stock at $7.00 per share, generating net proceeds of approximately $7,694,000. Prior to the Offering, the Company funded its operations and capital requirements through cash generated from two self-underwritten public stock offerings, sales from operations, and bank borrowings.

Cash and cash equivalents decreased $24,758 to $252,049 at December 31, 1996
from $276,807 at December 31, 1995.   The decrease is primarily a result of
$7.7 million provided from the sale of common stock in the Offering and net proceeds from borrowings of $2.1 million, including $250,000 borrowed from Jim Bernau, the Company's President (see "Certain Relationships and Related Transactions") and $900,000 in bridge loans from United Brewers of America, Inc. ("UBA") (see "Subsequent Events" below), offset by cash used in operations of $1.1 million, purchases of property and equipment (primarily for the Saratoga Springs Brewery) of $7.9 million and advances to affiliates of $875,853.

Working capital deficit was $1.8 million at December 31, 1996 compared to a
working capital deficit of $803,604 at December 31, 1995.   The current ratio
decreased to .67:1 at December 31, 1996 from 1.4:1 at December 31, 1995.

Advances to the Affiliated Companies increased $875,853 to approximately $1.6 million at December 31, 1996 from $700,000 at December 31, 1995. This increase resulted from the need to increasingly support the affiliated breweries throughout the year, each of which was engaged to cooperatively brew the Company's beer and each of which reported operating losses for the year ended December 31, 1996.

Capital expenditures for 1996 totaled $7.9 million. The capital expenditures relate primarily to the costs associated with construction of the new brewery in Saratoga Springs, New York. The Company substantially completed construction of its Saratoga Springs Brewery in September 1996 at a total cost of approximately $7.0 million, including all brewing equipment and fermentation tanks. Commercial brewing began in October 1996. Nor'Wester's investment in the Saratoga Spring's Brewery was approximately $8.7 million, which is approximately $4.7 million more than was originally planned. There are three principal reasons for the increase in Nor'Wester's investment: (i) the decision of North Country Brewing, Inc., Nor'Wester's intended joint venture partner in the Saratoga Springs Brewery, to terminate its direct public stock offering to raise its planned $2.55 million capital contribution to the Saratoga Springs joint venture, (ii) the Company's inability to obtain $2.0 million in planned bank financing to finance construction and operation of the brewery, and (iii) an increase of approximately $200,000 in the cost of brewery construction and structural improvements to the leased building over initial estimates.

Accounts payable at December 31, 1996 totaled $2.4 million, compared to $870,731 at December 31, 1995. Of the $2.4 million outstanding at December 31, 1996, $1.9 million was past due. As of the date of this report, $2.1 million of accounts payable were past due. See also "Risk Factors - Amounts Past Due to Contractors, Suppliers and Equipment Vendors."


At December 31, 1996, the Company had outstanding $2.9 million under its bank credit facilities consisting of a $1 million revolving line of credit and a $2 million term loan. The term loan bears interest at 8.62% and calls for equal monthly installments over a 7-year period. The revolving line of credit expired on December 31, 1996 and remains unpaid. Under the credit facilities, the Company must (i) maintain certain financial ratios, (ii) not incur further debt or create or assume any other lien on its property without the banks' prior approval, and (iii) make no payment of dividends without the bank's prior approval. The Company is in violation of items (i) and (ii). The Company is involved in discussions with the lender in order to (i) renew the $1.0 million credit facility to mature on the earlier of September 30, 1997, or 10 days following closing of the investment by UBA and (ii) waive the loan covenants associated with these loans so long as the Company remains in compliance with all terms of the Investment Agreement and achieves reasonable progress toward closing the investment with UBA. However, formal approval of amendment to the bank's loan agreements has not yet been received. See "Risk Factors--Risks of Debt and Default on Bank Loans."

In 1996, the Company utilized capital primarily to finance the construction and start-up of the Saratoga Springs Brewery and increases in brewing capacity to its existing facilities. In addition, the Company required capital to finance operations and continues to require capital for ongoing operations. The recently completed construction and start-up of the Saratoga Springs Brewery and the Company's attempts to regain market share in the Portland area for its Nor'Wester branded products has had and is expected to continue to have a material impact on the Company's assets, liabilities, capital expenditure commitments, and liquidity.

The Company believes that current working capital together with projected income from operations are not sufficient to meet the Company's cash needs over the next twelve months.

SUBSEQUENT EVENTS

PENDING CONSOLIDATION, BRIDGE LOANS, SUBSEQUENT INVESTMENT AND RENEGOTIATIONS OF THE TERMS

On January 30, 1997, the Company, WVI, Aviator Ales, Mile High Brewing and Bayhawk Ales (together the "Affiliated Companies"), entered into a definitive Investment Agreement (the "Investment Agreement") with United Breweries of America, Inc. ("UBA"). Under the terms of the Investment Agreement, UBA has agreed to invest $8.63 million in exchange for a 45 percent equity interest in the consolidated businesses of the Affiliated Companies. UBA, an affiliate of The UB Group of Bangalore, India, was formed for the purpose of investing in the U.S. craft beer industry. The UB Group is a diversified multi-national corporation whose major operations consist of the production and sale of beer and spirits through affiliated companies which operate in 20 countries on four continents.

Under the terms of the Investment Agreement, the Affiliated Companies have each agreed to consolidate under the ownership of a new entity, United Craft Brewers, Inc. ("UCB").

UCB will serve as a holding company for companies which operate each of the five affiliated breweries--the Portland Brewery, the Saratoga Springs Brewery, the Seattle Brewery, the Denver Brewery and the Southern California Brewery. The proposed consolidation is a condition to receipt of UBA's investment which will be made directly in UCB.

CONSOLIDATION. Under the proposed consolidation each of the Affiliated Companies will become a wholly-owned subsidiary of UCB pursuant to a merger and share exchange by which newly registered shares of UCB will be issued in exchange for outstanding shares of the Affiliated Companies based on the share exchange rates described below. The merger and share exchange has been unanimously approved by the Boards of Directors of each of the Affiliated Companies but remains subject to approval by shareholders of each Affiliated Company. Following completion of the consolidation, shareholders of each Affiliated Company will hold shares in UCB, which is intended to be listed for trading on the Nasdaq National Market System under the symbol "ALES". The consolidation is primarily an administrative step designed to simplify the ownership structure of the Affiliated Companies, increase the operating efficiencies of each brewery, decrease the production, marketing and distribution costs of each brewery, increase the ability of the combined breweries to finance operations and possible growth and provide all shareholders with a liquid market for their shares.

The outstanding shares of each of the Affiliated Companies will be exchanged for shares in UCB according to the following exchange ratios which are based on the average closing price of Nor'Wester's Common Stock for the 20 trading days immediately preceding January 30, 1997, the date of execution of the Investment Agreement:


COMPANY                          EXCHANGE RATIO
--------------------------      ----------------
Nor'Wester                             1:1
WVI                                 1.99159:1
Aviator Ales                        2.98739:1
Bayhawk Ales                        1.99159:1
Mile High Brewing                   2.98739:1

BRIDGE LOANS. Under the Investment Agreement, UBA is obligated to provide Nor'Wester with up to $2.75 million in bridge loans as interim financing during the consolidation phase. Advances under the bridge loan are expected to be used by Nor'Wester to help cover operating expenses and pay existing creditors of the Affiliated Companies until closing of the investment, at which time the balance of UBA's $8.6 million investment is expected to be made. Of the $2.75 million, $1.5 million has already been advanced and spent as of the date of this report. All bridge loans are made pursuant to a Credit Agreement between Nor'Wester and UBA, the principal terms of which are as follows:

     (1) The bridge loans will be made at times and in amounts mutually determined by UBA and Nor'Wester based on a periodic review of the cash flow needs and creditor demands of the Affiliated Companies;

     (2) Interest on the bridge loan accrues at 11.25% per annum and is payable to UBA in cash at closing of UBA's investment.

     (3) All principal and interest is secured by the assets of North Country Joint Venture, LLC (owner and operator of the Saratoga Springs Brewery) and by Nor'Wester's ownership interest in the joint venture LLC. Repayment of all principal and interest is guaranteed personally by Jim Bernau.

     (4) As a condition to each advance under the bridge loan, neither Jim Bernau nor any of the Affiliated Companies shall be in breach of any representation, warranty or covenant under the credit documents or the Investment Agreement and there shall not be any "material adverse effect" in the businesses of the Affiliated Companies as a whole.

     (5) Unless converte d at closing, all advances under the bridge loan mature 60 days after termination of the Investment Agreement or the occurrence of certain events of default under the credit documents (including the breach by an Affiliated Company or Mr. Bernau of any representation, warranty or covenant under the Investment Agreement), except that the bridge loan becomes due immediately if a "material adverse effect" occurs in the businesses of the Affiliated Companies as a whole or there is a breach by any Affiliated Company or Mr. Bernau of any representation, warranty or covenant under the credit documents.

INVESTMENT. Following completion of the consolidation and assuming all closing conditions have been met as required under the Investment Agreement, UBA will invest an additional $5.88 million in cash combined with the anticipated conversion of the $2.75 million bridge loan in exchange for a 45 percent equity interest in UCB.

Closing of the proposed investment remains subject to (i) approval by the shareholders of each of the Affiliated Companies, (ii) achievement of certain aggregate operating results by the breweries, (iii) maintenance of certain operating conditions and covenants, including that there shall be no "material adverse change" in the businesses of the Affiliated Companies taken as a whole, (iv) approval by the U.S. Bureau of Alcohol, Tobacco and Fire Arms and applicable state liquor control commissions, (v) registration with the U.S. Securities and Exchange Commission of the UCB shares to be exchanged in the consolidation; (vi) extension of Nor'Wester's $1.0 million line of credit through September 30, 1997, the bank shall have waived any defaults under the line of credit agreement and the line of credit shall have been converted to a term loan and (vii) such other customary conditions for transactions of this type.

As a further condition to UBA's investment, Jim Bernau has agreed to transfer to UBA 1,124,195 of the UCB shares he receives in the consolidation (or approximately 46% of his total UCB shares at consolidation). This transfer, for which Mr. Bernau will receive no cash consideration, is being done principally to provide UBA with the necessary equity interest in UCB (45%) to cause UBA to make the investment.

Following completion of the consolidation and closing of UBA's investment, the approximate ownership interests in UCB will be as follows: (i) UBA -- 45.0%,
(ii) Jim Bernau -- 10%, and (iii) the public shareholders of each Affiliated Company will own the following interests: Nor'Wester--21.6%, WVI--7.1%, Aviator Ales--6.7%, Mile High Brewing--5.9%, and Bayhawk Ales--3.7%. The initial Board of Directors of UCB will be composed of 7 members consisting of
(i) one person appointed by Jim Bernau, (ii) four persons appointed by UBA (one of whom shall be Vijay Mallya, Chairman of The UB Group, who shall be chairman) and (iii) two outside Directors who shall be mutually satisfactory to Jim Bernau and UBA. The initial Board will serve until the next regular meeting of shareholders. At that time, UBA, with its 45% interest, will be in a position to effectively elect all members of the Board of Directors and thereby control UCB and in turn its subsidiary breweries.

Subject to completion or waiver of all closing conditions, closing of UBA's investment will occur as soon as practicable following approval of the consolidation by the shareholders of each of the Affiliated Companies which is currently expected to occur in or about July 1997. In the event that the investment is not closed by August 31, 1997, either party may terminate the transaction and repayment of any outstanding bridge loan is due 60 days thereafter.

While the Company is dependent upon the receipt of further loans under the credit facility and closing of the UBA investment, the Company does not control the business or operations of the other Affiliated Companies and can not assure that it or another Affiliated Company will not violate one or more covenants in the Investment Agreement or that a closing condition will not be met. Accordingly, there can be no assurance that the Company will receive further bridge loan amounts or that the investment will ultimately close or will close on the terms set forth in the Investment Agreement.

RENEGOTIATION OF THE TERMS OF THE UBA INVESTMENT. In light of lower than anticipated 1996 results, lower than anticipated first quarter 1997 sales and other operating results and adverse conditions within the craft beer industry in general, representatives of UBA and management and the investment bankers of the Affiliated Companies are in the process of renegotiating the terms of the UBA investment. The renegotiation will reflect a significantly lower valuation for the Affiliated Companies, a reduction in the amount of cash to be invested by UBA to $5.5 million and a reduction of UBA's percentage ownership position in UCB to 40% following the consolidation. It is not anticipated that the $2.75 million bridge loan amount will be reduced. The existing shareholders in the Affiliated Companies would retain a 60% interest in UCB. The exact distribution of ownership interests among shareholders of the Affiliated Companies has not yet been determined. Management will soon seek Board approval by each of the Affiliated Companies of any renegotiated terms. Failure of the parties to reach a mutually agreeable renegotiated Investment Agreement could lead to a loss of the bridge loans and the remainder of the UBA investment which would materially and adversely affect the Company's financial condition and results of operations.

RISK FACTORS AND FORWARD-LOOKING STATEMENTS
This Management's Discussion and Analysis of Financial Condition and Results of Operation and other sections of this Form 10-KSB contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on current expectations, estimates and projections about the Company's business, management's beliefs and assumptions made by management. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and variations of such words and similar expressions are intended to identify such forward-looking statements. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including, but not limited to, those discussed below, as well as those discussed elsewhere in this Form 10-KSB and from time to time in the Company's Securities and Exchange Commission filings and reports, including but not limited to the Company's Prospectus dated January 18, 1996. Copies of the Prospectus are available from the Company. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic economic conditions.

RECENT LOSSES. During 1996, the Company incurred significant losses associated with efforts to increase production and distribution of its products through its Cooperative Brewing Agreements with Affiliated Companies and higher than expected costs associated with the construction and start-up of the Saratoga Springs Brewery. In addition, as a result of the entry of a significant competitor in the bottled Hefe Weizen market in the second quarter of 1996, the Company has experienced a significant reduction in the sale of its flagship Hefe Weizen beer style in its principal Pacific Northwest market. As a consequence, although the Company experienced an increase in net sales of $6,524,082 in 1996 over sales of $5,587,758 in 1995, the Company also experienced historically high production, marketing, general and administrative, and one-time expenses which resulted in a loss in the second, third and fourth quarters of 1996 and for 1996 as a whole. Specifically, Nor'Wester experienced a net profit of $63,057 in the first quarter of 1996, but had net losses of $267,098, $869,821 and $1,774,447 in the second, third and fourth quarters, respectively, for an aggregate net loss of $2,974,423 in 1996 as compared to a profit of $442,727 in 1995. Although the Company has terminated efforts to cooperatively brew its beer through Affiliated Companies, management anticipates that the Company will continue to experience losses until sales at the Saratoga Springs Brewery have increased to a level sufficient to cover operating expenses at that facility and the Company has regained a portion of the market share for its products in the Pacific Northwest. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations -Results of Operations."

INCREASING COMPETITION. The domestic market in which the Company competes is highly competitive due to the continuing proliferation of new craft brewers, efforts by regional craft brewers to expand their production capacities and distribution, the introduction of fuller-flavored products by certain major national brewers, and underutilized domestic brewing capacity, which facilitates expansion by existing contract brewers and the entry of new contract brewers. Although it is difficult to predict, the Company anticipates that intensifying competition and increased capacity in the craft beer segment may cause pressure on the Company to reduce its prices in certain areas. In addition, the larger national brewers have developed or are developing beer styles and brands to compete directly with craft beers. These national competitors and many of the Company's other craft beer competitors have significant advantages such as lower production costs, larger marketing budgets, greater financial and other resources and more developed and extensive distribution networks than the Company. There can be no assurance that Nor'Wester will be able to maintain its selling prices in existing markets or as it enters new markets.

MATURING MARKETS. 55 percent of the Company's 1996 sales were in the states of Washington and Oregon. The Company believes that craft beer sales in 1996 accounted for approximately 12 percent of total beer sales in those states, compared to approximately 2.0 percent nationwide. Craft beer sales in the states of Washington and Oregon combined increased by 30 percent from 1994 to 1995, but have been estimated by the Company to have increased at a slower pace from 1995 to 1996. No assurance can be given that the sales increases in the market will continue or even be maintained. The Company anticipates that as the Washington and Oregon market matures, craft brewers may begin more aggressive pricing as a means of maintaining market share, which could adversely affect the Company's margins.

DEPENDENCE UPON BRIDGE LOANS AND INVESTMENT FROM UNITED BREWERIES OF AMERICA, INC. The Company has been and continues to be highly dependent upon the receipt of bridge loans and investment funds from UBA to pay creditors and sustain the Company's operations during the expected periods of loss until profitability is restored. Since October 1996 through the date of this report, UBA has provided $1.5 million in bridge loans under the $2.75 million credit facility. The receipt of additional advances under the credit facility and closing of the investment is subject to the Affiliated Companies' compliance with certain covenants and conditions set forth in the Investment Agreement and credit documents, including the condition that no "material adverse effect" occurs in the businesses of the Affiliated Companies as a whole. While the Company is dependent upon the receipt of further bridge and closing of the UBA investment, the Company does not control the business or operations of the other Affiliated Companies and can not assure that it or another Affiliated Company will not violate one or more covenants in the Investment Agreement or that a closing condition will not be met.
Accordingly, there can be no assurance that the Company will receive further bridge loan amounts or that the investment will ultimately close or will close on the terms set forth in the Investment Agreement. See "Management's Discussion and Analysis--Subsequent Events."

If for any reason, the Company is unable to pay past due creditors and finance working capital requirements through an investment by UBA, alternative methods of financing would have to be obtained. No assurance can be given that alternative methods of financing would be obtained. No assurance can be given that alternative methods of financing would be available on terms acceptable to the Company, or at all. Having to develop alternative means of financing would likely slow development of the existing breweries and such alternative financing may be costly. The inability of the Company to obtain additional capital would adversely affect the Company's business and results of operations.

AMOUNTS PAST DUE TO CONTRACTORS, SUPPLIERS AND EQUIPMENT VENDORS. At December 31, 1996 and as of the date of this report, the Company was past due on $1.9 million and $2.1, respectively, of its accounts payable. The Company has communicated with these creditors and has negotiated acceptable payment terms to be funded primarily through bridge loans from UBA. If the Company does not have the cash needed to pay the amounts due and is not able to work out satisfactory alternative payment arrangements, these contractors, suppliers and vendors may seek to exercise their remedies, including the filing of liens against the Company's assets. As of the date of this report, management is aware of three creditors who have filed liens to secure an aggregate of $414,103 owed. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." Resolving the Company's payment obligations to its contractors, suppliers and vendors may distract Management from its other duties, involve additional expense, and result in production delays which in turn could have a material adverse impact on the Company's business, financial condition, and results of operations.

RISKS OF DEBT AND DEFAULT ON BANK LOANS. As of the date of this report, Nor'Wester has incurred approximately $4.7 million in debt to finance operations of the Portland Brewery and Saratoga Springs Brewery, including $1.5 million of bridge loans from UBA. The ratio of the Company's long-term debt to equity as of December 31, 1996, is .36 to 1. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations--Liquidity and Capital Resources." Loan and lease payments for the Company's facilities must be paid regardless of the Company's revenue. The Company is in default on its $1.0 million bank line of credit facility which was due on December 31, 1996. Further, the Company is not in compliance with certain loan covenants relating to both the $1.0 million line of credit facility and a $2.0 million term loan with the bank. These loans are secured by substantially all of the Company's assets. The Company is involved in discussions with the lender in order to (i) renew the $1.0 million line of credit facility to mature on the earlier of September 30, 1997, or 10 days following closing of the investment by UBA and (ii) waive the loan covenants associated with these loans so long as the Company remains in compliance with all terms of the Investment Agreement and achieves reasonable progress toward closing the investment with UBA. However, final approval of amendment to the bank's loan agreements has not yet been received. If final approval is not received or if received but the Company subsequently violates the terms of the amendment, then the Company would be in default of its loans which could lead to foreclosure and sale of all or an important part of the Company's assets. Such an event would have a material adverse impact on the Company's business, financial condition, and results of operations.

VARIABILITY OF MARGINS AND OPERATING RESULTS. The Company anticipates that margins will fluctuate and may decline as a result of many factors, including
(i) disproportionately high operating costs when the Company's breweries are producing below maximum designed production capacity, which typically occurs upon commencing operations at a new facility such as the Saratoga Springs Brewery, (ii) increasing sales and marketing costs as the Company seeks to penetrate new markets and regain market share lost in its Northwest market,
(iii) changes in product sales mix, including, for example, beers which contain costly fruit concentrates, or beer requiring longer conditioning time, or an increase in the percentage of sales derived from 12 ounce bottles, which have a much lower gross margin than 22 ounce bottles or kegs; (iv) increased shipping costs, including where the Company must ship its products a substantial distance to supply a particular market; (v) further decreases in the Company's market share due to increased competition, and (vi) the possible need to lower prices for the Company's products to meet competition. Many other factors could cause the Company's profit margins to decline, including, declining sales prices due to increasing competition, possible increases in the cost of packaging materials and brewing ingredients, potential increases in federal or state excise taxes and the impact of an increasing average federal excise tax rate as production levels increase. In addition, the Company has historically operated with little or no sales backlog, and its ability to predict sales for an upcoming quarter is limited. Significant fluctuations in the Company's quarterly results of operations may also result from the timing of expansion into new markets, new product introductions, seasonality of demand, increased competition and general economic conditions.

ITEM 7.  FINANCIAL STATEMENTS

The information required by this item begins on page F-1 of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS
The names and ages of the Company's Directors are as follows:

                                                                        DIRECTOR
 NAME                     AGE       POSITION(S) WITH COMPANY              SINCE
--------------------------------------------------------------------------------
 James W. Bernau           43   Chairperson of the Board, President       1992
                                 and Secretary
 Winser P. Acton           71   Director                                  1993
 William V. Cross          49   Director                                  1992
 Andrew C. Kerr            34   Director                                  1993
 Donald E. Voorhies        73   Director                                  1993

Mr. Bernau has been Chairperson of the Board of Directors, President and Secretary since the Company's inception in December 1992. Mr. Bernau is also the President and Chairperson of the Board of Directors of five other public companies and has held these positions since the dates indicated: Willamette Valley Vineyards ("WVV") since May 1988, WVI since December 1993 and three majority owned subsidiaries of WVI, Aviator Ales and Bayhawk Ales since February 1994 and Mile High Brewing since June 1994. Mr. Bernau also serves as one of the three Managers of the North Country Joint Venture LLC, a wholly owned subsidiary of the Company, since its inception in January 1996. Mr. Bernau began this alliance of consumer/investor owned companies by first co-founding WVV in 1988 with Donald Voorhies. From 1981 to September 1989, Mr. Bernau was Director of the Oregon Chapter of the National Federation of Independent Businesses (NFIB), an association of 15,000 independent businesses in Oregon. While at NFIB, his responsibilities primarily involved communicating with association members and lobbying the Oregon state legislature regarding issues impacting the members.

Mr. Acton has been a Director of the Company since January 1993. Mr. Acton has been President of Acton Associates, a consulting firm that offers marketing and sales services, since 1988. From 1985 to 1988, Mr. Acton served as director of worldwide pulp sales for ITT Rayonier, Inc. Mr. Acton holds a B.S. degree from Willamette University and an M.S. degree and a Ph.D. in Chemistry from Pennsylvania State University.

Mr. Cross has been a Director of the Company since December 1992, and also served as the Company's Vice President and Marketing Director through October 1995. From

October 1992 to present, Mr. Cross has been President of W. V. Cross Enterprises, Inc., a professional services consulting firm. From 1993 to 1995, Mr. Cross also served as Director of Marketing for WVI. Mr. Cross was Executive Vice President of the Oregon Restaurant Association from 1990 through 1992, representing over 3,000 restaurants, taverns and hotels and was previously the Executive Director of the Oregon Restaurant and Beverage Association.

Mr. Kerr has been a Director of the Company since January 1993. Mr. Kerr is Secretary and Treasurer and co-owner of Capital Farms, Inc., a family-owned hop growing operation in the Willamette Valley. He is a member of the Hop Growers of America, the Oregon Hop Growers Association and the Keizer City Chamber of Commerce.

Mr. Voorhies has served as a Director of the Company since January 1993. Mr. Voorhies has also served as Vice President and Director of Willamette Valley Vineyards, Inc. since its inception in 1988. Mr. Voorhies also serves as a member of the Board of Directors of Willamette Valley, Inc. Microbreweries Across America, Inc. and Bayhawk Ales, Inc. From 1981 to 1995, Mr. Voorhies owned and operated a 30-acre vineyard, Salem Hills Vineyard, which he developed from raw land purchased in 1981. Prior to his retirement in 1983, Mr. Voorhies was employed by General Electric Company as Sales Manager of the Lighting Products Division for the Pacific Northwest Region. Mr. Voorhies holds a B.S. in Electrical Engineering from University of California at Berkeley. Mr. Voorhies currently serves as a liaison between the Oregon Wine Growers Association and the Oregon Wine Advisory Board.

EXECUTIVE OFFICER AND SIGNIFICANT EMPLOYEES
The names, ages and positions of the Company's executive officers and significant employees are as follows:


 NAME                     AGE     CURRENT POSITION(S) WITH COMPANY        SINCE
--------------------------------------------------------------------------------
 James W. Bernau           43   Chairperson of the Board, President and    1992
                                 Secretary
 Robert L. Craven          39   Director, Manager and Vice President of    1996
                                 Operations of North Country LLC
 E. J. Harkins             38   Manager and Vice President of Sales of     1996
                                 North Country LLC
 Gordon Herzog             38   Chief Financial Officer                    1997
 Yashpal Singh             51   Executive Vice President of Operations     1997

For information on the business background of Mr. Bernau see "Directors" above.

Mr. Craven joined the Company in 1996 as Director, Manager and Vice President of Operations of North Country LLC. From 1988 to 1994, Mr. Craven worked for
C. R. Bard, an international manufacturer of medical devices. From 1983 to 1988, Mr. Craven was Project Engineer with General Electric and from 1981 to 1983, Mr. Craven was with International Paper. Mr. Craven holds a B.S. degree in Mechanical Engineering from Pennsylvania State University.

Mr. Harkins joined the Company in April 1996 as Manager and Vice President of Sales of North Country LLC. From 1981 to 1996, Mr. Harkins was the General Sales Manager for

Great State Beverages, Inc.   Mr. Harkins holds a marketing degree from New
Hampshire college.

Mr. Herzog joined the Company in March 1997 as Chief Financial Officer. From 1990 to April 1996 Mr. Herzog was the Senior Vice President and Controller for Alliance Broadcasting L.P. ("Alliance"), a holding company that owned radio stations in major markets around the country. Since April 1996, Mr. Herzog has been retained by the seller of Alliance on a consulting basis to wind down the business of Alliance following the sale of all of its assets. Mr. Herzog earned a B.S. degree in Finance and Accounting from Southern Oregon State College in 1986.

Mr. Singh became Executive Vice President of Operations for the Company in March 1997. From 1994 to date, Mr. Singh has been Senior Vice President, Operations for United Breweries Ltd., in Bangalore, India. From 1990 to 1994, Mr. Singh served in various capacities at Kalyani Brewery of United Breweries Ltd., most recently as Chief Executive. In addition, in 1992, Mr. Singh became Chief Executive of Jupiter Breweries and Industries Ltd. Mr. Singh holds degrees in Chemistry, Botany and Zoology from Punjab University in India. Mr. Singh is a member of the Master Brewers Association of America.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's executive officers and Directors, and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC") and the National Association of Securities Dealers, Inc. Executive officers, Directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that, for the fiscal year ended December 31, 1996, all executive officers, Directors and greater than 10% shareholders complied with all applicable filing requirements, except for in the following instances: 1) Mr. Cross, a Director of the Company, failed to timely file one Form 4, Statement of Changes in Beneficial Ownership, and one Form 5, Annual Statement of Changes in Beneficial Ownership for the receipt of an option grant; 2) Messrs. Acton, Voorhies and Kerr, Directors of the Company, each failed to timely file one Form 5, Annual Statement of Changes in Beneficial Ownership for the receipt of an option grant; and 3) Mr. Bernau, a Director and Named Executive Officer of the Company, failed to timely file one Form 5, Annual Statement of Changes in Beneficial Ownership for the gifting of a portion of his shares of the Company's Common Stock.

ITEM 10.  EXECUTIVE COMPENSATION
--------------------------------

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION
The following table provides certain summary information concerning compensation awarded to, earned by or paid to the Company's Chief Executive Officer and other executive officers of the Company whose total annual salary and bonus exceeded $100,000 (collectively, the "named executive officers") for fiscal years 1996, 1995 and 1994.

                          SUMMARY COMPENSATION TABLE
                                                                                        Annual Compensation
                                                                                      -------------------------
Name and Principal
Position (A)               Year    Employer                                            Salary($)     Bonus($)
-----------------------  --------  ------------------------------------------------  ------------  -----------
James W. Bernau (B)        1996    Nor'Wester Brewing Company, Inc.                     61,987             --
  Chairperson of the       1996    All affiliated companies except                      24,106             --
  Board, President and             Nor'Wester Brewing Company, Inc.
  Secretary                1995    Nor'Wester Brewing Company, Inc.                     65,600             --
                           1995    All affiliated companies except                      30,400         10,882
                                   Nor'Wester Brewing Company, Inc.
                           1994    Nor'Wester Brewing Company, Inc.                     12,952          8,400
                           1994    All affiliated companies                             70,548         26,785
                                   except Nor'Wester Brewing Company, Inc.

(A) Other than Mr. Bernau, no other individuals earned more than $100,000 in 1996, 1995 or 1994.
(B) Mr. Bernau serves as the President of the Company, WVV, WVI, Aviator Ales, Bayhawk Ales, Mile High Brewing and North Country. Each of these companies pays a pro rata portion of Mr. Bernau's monthly salary based on the amount of time which Mr. Bernau has devoted to the respective company's business in that month.

STOCK OPTION GRANTS
No stock options were granted to Mr. Bernau during 1996.

OPTION EXERCISES AND HOLDINGS
No options were exercised by Mr. Bernau during 1996 and no options are held by Mr. Bernau at December 31, 1996.

JAMES BERNAU EMPLOYMENT AGREEMENT
The Company has entered into an Employment Agreement with James Bernau, its President and Secretary. Under the Employment Agreement, Mr. Bernau must spend not less than 70 percent of his business time and attention on the affairs of the Company. In consideration of Mr. Bernau's services to all of the Affiliated Companies, he will receive a salary of $96,000 per year. The initial term of the Employment Agreement extended through December 26, 1996 and was automatically extended for an additional one year period, and will continue to be automatically extended for one year periods unless notice of termination is provided by either party within 60 days prior to the anniversary date. In addition, the agreement may be terminated at any time by the Company's Board of Directors upon 120 days prior written notice thereof. Currently, upon mutual agreement thereof, Mr. Bernau is not receiving the entire $96,000 annual salary.

COMPENSATION OF DIRECTORS OF THE COMPANY
Directors receive no cash compensation for serving on the Board of Directors. Beginning in 1996, however, pursuant to the 1996 Non-Employee Director's Stock Option Plan (the "Plan"), non-employee Directors of the Company each receive an option grant covering 1,000 shares of the Company's Common Stock upon becoming a non-employee Director of the Company and additional grants covering 750 shares of the Company's Common Stock on the date of each subsequent Annual Meeting of Shareholders. Pursuant to the Plan, each non-employee Director received a non-qualified stock option grant covering 750 shares of the Company's Common Stock on June 25, 1996. Such options are fully vested upon grant and expire ten years from the date of grant. The options were granted at an exercise price of $5.25 per share, the fair market value of the Company's Common Stock on the date of grant. The total number of shares covered by options that were granted to the Company's Directors during 1996 was 3,000. Each Director who is a non-employee Director on the date of each subsequent Annual Meeting of Shareholders will receive a like option grant covering 750 shares of the Company's Common Stock.

In addition to the grant described above, in exchange for lobbying the Oregon Legislature with respect to various legislative matters affecting the Company, William Cross, a Director of the Company, was awarded an option on June 1, 1996 exercisable for 2,000 shares of the Company's Common Stock at an exercise price of $5.75 per share, the fair market value of the Company's Common Stock on the date of grant. Such option vests as to 10 percent of the covered shares on each of the first through tenth anniversaries of the grant date and expires ten years and one day from the date of grant.

Subsequent to the granting of the options covering all 5,000 shares of the Company's Common Stock described above, the Company repriced these options and the exercise price of the options is now $3.25 per share.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

The following table sets forth certain information regarding the beneficial ownership of Common Stock of the Company as of February 28, 1997 as to (i) each person who is known by the Company to own beneficially 5% or more of the outstanding shares of Common Stock, (ii) each Director of the Company, (iii) each of the executive officers named in the Summary Compensation Table above and (iv) all Directors and executive officers as a group. Except as otherwise noted, the Company believes the persons listed below have sole investment and voting power with respect to the Common Stock owned by them.

                                                        COMMON STOCK
---------------------------------------    -----------------------------------
                                                 SHARES         APPROXIMATE
                                              BENEFICIALLY       PERCENTAGE
           NAME AND ADDRESS                      OWNED(1)           OWNED
---------------------------------------    -----------------------------------

  James W. Bernau                                910,618             24.5%
   8800 Enchanted Way SE
   Turner, Oregon  97392
  Black & Company, Inc.                          688,251             18.3%
   One SW Columbia Street, Suite 1200
   Portland, Oregon  97258
  Winser P. Acton (3)                             12,077                 *
   2685 Bolton Terrace South
   Salem, Oregon  97302
  Donald E. Voorhies (4)                           6,777                 *
   1715 Wickshire Court
   Salem, Oregon  97302
  William V. Cross (5)                             4,869                 *
   114 Collidge Street
   Silverton, Oregon  97381
  Andrew C. Kerr (4)
   8985 Winsor Island Road                         1,961                 *
   Salem, Oregon  97303
  All Directors and executive officers as a      936,302             25.2%
   group (7 people) (6)

------------------
Less than 1%

(1) Applicable percentage of ownership is based on 3,711,097 shares of Common Stock outstanding as of February 28, 1997 together with applicable options for such shareholders. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, and includes voting and investment power with respect to such shares. Shares of Common Stock subject to options or warrants currently exercisable or exercisable within 60 days after February 28, 1997 are deemed outstanding for computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for computing the percentage of any other person.
(2) According to Schedule 13G, as filed by Black & Company, Inc.
    ("Black"), on January 23, 1997: the securities referred to herein are deemed to be beneficially owned by Black, a Broker registered under
    Section 15 of the Securities Exchange Act of 1934, as a result of
    1) its direct ownership of 552,001 shares; 2) its direct ownership of 51,750 shares issuable pursuant to an Underwriters' Warrant granted to Black in connection with the Company's initial pubic offering completed on January 17, 1996; and 3) its indirect ownership of 84,500 shares which are held by Black & Company Asset Management, a wholly-owned subsidiary of Black. 399,625 of the shares referred to herein are held in discretionary investment accounts, none of the beneficial owners of which holds in excess of 5 percent of the class of securities. Black has shared voting and investment power with respect to all 688,251 shares.
(3) Includes 750 shares subject to options granted pursuant to the Company's 1996 Non-Employee Stock Option Plan and exercisable within 60 days of February 28, 1997 and 2,349 shares held by Mr. Acton's wife and son.
(4) Includes 750 shares subject to options granted pursuant to the Company's 1996 Non-Employee Stock Option Plan and exercisable within 60 days of February 28, 1997.
(5) Includes 4,862 shares subject to options granted pursuant to the Company's 1996 Non-Employee Stock Option Plan and exercisable within 60 days of February 28, 1997.
(6) Includes 7,112 shares subject to options granted pursuant to the Company's 1996 Non-Employee Stock Option Plan and exercisable within 60 days of February 28, 1997.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

GENERAL
Each of WVI, Aviator Ales, Bayhawk Ales and Mile High is affiliated with the Company in that James W. Bernau, the Company's founder, President and Chairperson of the Board of Directors, is also President and Chairperson of the Board of Directors of each such affiliated company. Mr. Bernau is also a significant equity owner of each affiliated company either directly, as in the case of Nor'Wester, in which Mr. Bernau owns approximately 25% of the outstanding capital stock, or indirectly through his controlling interest in WVI (62%), which in turn owns a controlling interest in each of Aviator Ales (51%), Bayhawk Ales (57%) and Mile High Brewing (51%). As a result of certain arrangements between the Company and its affiliates, as well as Mr. Bernau's positions and/or ownership interests in each of these companies, inherent conflicts of interest exist with respect to the pricing of services, the sharing of resources and the allocation of the Company's President's time.

ADVANCES TO AFFILIATES
In 1995 and 1996, the Company loaned or advanced funds to Aviator Ales and Mile High Brewing for purchases of capital assets and for working capital needs.

The Company also paid certain bills on behalf of WVI, Aviator Ales, Mile High Brewing, Bayhawk Ales and WVV and provided these companies with services under the General Services Agreement. As a result, at December 31, 1996, these companies owed the following amounts to the Company:
WVI-$196,324, Aviator Ales-$570,090, Mile High Brewing-$703,446, Bayhawk Ales-$72,179 and WVV-$33,814. These amounts are unsecured, do not bear interest, are payable on the Company's demand and are reflected as "receivables from affiliated companies" on the Company's balance sheet.

LOAN FROM JIM BERNAU
In the fourth quarter of 1996, Jim Bernau, President and a Director of the Company, loaned the Company $250,000. The loan bears interest at 10 percent and is payable on demand.

STRATEGIC ALLIANCE
In January 1996, the Company established a strategic alliance with Aviator Ales, Mile High Brewing, Bayhawk Ales and WVI (the "Alliance"). The Alliance is created through a Strategic Alliance Agreement among the Alliance members, a General Services Agreement between the Company and WVI and separate Cooperative Brewing Agreements between Nor'Wester and each of Aviator Ales, Mile High Brewing and Bayhawk Ales (the "Cooperative Brewers").

The terms of the Strategic Alliance Agreement, the Cooperative Brewing Agreements and the General Services Agreement are four years, unless earlier terminated under limited circumstances. However, due to the fact that the Portland Brewery is not currently operating at capacity as well as the fact that the Company has changed its strategy and is not currently attempting to develop other regional markets for its products, the Cooperative Brewing Agreement is not being utilized. Certain other aspects of the Strategic Alliance Agreement are also not being utilized due to industry and individual company circumstances that have changed since the Strategic Alliance Agreement was put in place.

In addition, should the consolidation occur as described under "Subsequent Events", all such agreements will terminate.

Details of the agreements are as follows (although, as indicated, many of the terms are no longer applicable):

STRATEGIC ALLIANCE AGREEMENT. Under the terms of the Strategic Alliance Agreement, each Alliance member has agreed to (i) support the expansion of the Nor'Wester's products into the Alliance member's market by cooperatively brewing Nor'Wester's beer and facilitating Nor'Wester's access to local distributors; (ii) employ at least one Nor'Wester trained brewer at all times during the term of the Agreement; and (iii) use the services, expertise and personnel available within the Alliance before obtaining such resources from outside sources. The Strategic Alliance Agreement does not preclude an Alliance member from promoting its products in markets served by other Alliance members. The Agreement provides that no Alliance member will use the proprietary information or technology of another Alliance member to produce any beer with a flavor profile or appearance of such other Alliance member's beer. With the consent of all Alliance members, additional entities owning and/or operating brewing facilities may be added as parties to the Alliance.

COOPERATIVE BREWING AGREEMENTS. Under the terms of the Cooperative Brewing Agreements, each of the Cooperative Brewers has agreed to produce Nor'Wester's beer, in the amounts and packaged as specified in firm orders submitted by the Nor'Wester on a periodic basis. All orders made by Nor'Wester are subject to certain volume limits. The Cooperative Brewer's production of Nor'Wester beer must comply with Nor'Wester's specifications concerning recipes, quality control procedures, flavor profile and appearance. Nor'Wester has a right to reject beer not meeting its specifications. Pricing for the purchase of beer produced under Cooperative Brewing Agreements are at the lesser of cost plus 10% or Nor'Wester's average cost of production at its Portland Brewery, plus a mark-up of 10%. The Agreement provides that no Alliance Member will use the proprietary information or technology of another Alliance Member to produce any beer with a flavor profile or appearance that is substantially similar to such Alliance Member's beer.

GENERAL SERVICES AGREEMENT. The General Services Agreement requires that WVI perform for the Company and WVI's subsidiaries certain services relating to
(i) human resources support; (ii) stock transfer and (iii) investor relations. Under the General Services Agreement, Nor'Wester is to provide WVI and its subsidiaries certain services relating to (i) accounting and finance support; (ii) sales and marketing management; (iii) executive services; and (iv) production management; (v) point of sale and advertising services; and (vi) centralization and coordination among the Alliance members of certain operational and purchasing matters. Nor'Wester, in turn subcontracts with WVV for point of sale and advertising services and certain sales and marketing management support services.

The Company paid WVI and WVV $48,600 and $17,550, respectively, for such services during 1996. Amounts charged by the Company from each of its affiliates during 1996 are as follows:

Company Name                                Amount
-------------------------------------    -----------
WVI                                     $   29,000
Aviator Ales                                52,550
Bayhawk Ales                                16,350
Mile High Brewing                           51,500
                                         -----------
    Total                               $  149,500
                                         -----------
                                         -----------

NORTH COUNTRY JOINT VENTURE AGREEMENT AND TERMINATION THEREOF
On January 1, 1996, the Company and North Country Brewing Company, Inc. ("North Country"), a wholly-owned subsidiary of WVI, entered into an Operating Agreement which details the respective rights and obligations of the owners in a joint venture to develop, own and operate a brewery in Saratoga Springs, New York (the "North Country Joint Venture"). The Company's initial contribution to the North Country Joint Venture consisted of (i) $3,500,000 in cash; (ii) deposits toward the purchase of equipment with a value of approximately $500,000; (iii) use of the Company's beer recipes pursuant to a licensing agreement between the Company and the North Country Joint Venture. North Country's initial contribution consisted of (i) an unsecured, non-interest bearing $2,550,000 promissory note payable by North Country to the North Country Joint Venture on or before the completion of North Country's planned self-underwritten public stock offering or October 1, 1996, whichever occurs first; (ii) use of North Country's beer recipes pursuant to a licensing agreement between the North Country Joint Venture and North Country; and (iii) North Country's brewery development efforts consisting of a business and operating plan for the Saratoga Springs Brewery, a lease agreement for the facility in which the brewery will be established, and a local brand name and imagery. The Company's and North Country's capital accounts with the North Country Joint Venture were credited with $4,000,000 and $2,550,000, respectively, upon formation.

North Country's public offering was canceled in September 1996 and North Country did not pay the $2,550,000 due under the note. Accordingly, on

October 1, 1996, North Country withdrew from the North Country Joint Venture Agreement and transferred its interest to the Company. Concurrently, the Company executed a promissory note payable to WVI evidencing the purchase price for North Country's membership interest in the amount of $192,358, which amount represents WVI's out of pocket development expenses to establish the Saratoga Springs Brewery and to develop North Country's beer recipes and brand imagery. The note is due in eight equal installments of principal and interest beginning December 31, 1997.

ARMS-LENGTH TRANSACTIONS
The Company believes that the transactions set forth above were made on terms no less favorable to the Company than could have been obtained from unaffiliated third parties. All future transactions between the Company and its officers, directors, principal shareholders and affiliates will be approved by a majority of the independent outside members of the Company's Board of Directors who do not have an interest in the transactions, and will be on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

(a) Exhibits included herein:

    Exhibit
    Number   Description
    -------  -----------
    3.1      Amended and Restated Articles of Incorporation of the Company (1)
    3.2      Bylaws of the Company (1)
    10.1     1994 Stock Incentive Plan (1)
    10.2     1996 Stock Option Plan for Nonemployee Directors (1)
    10.3     Form of Indemnity Agreement between the Company and each of its executive officers and directors (1)
    10.4     Business Loan Agreement dated October 10, 1995 between Bank of
             America Oregon and the Company (1)
    10.5     Security Agreement dated October 10, 1995 between Bank of America
             Oregon and the Company (1)
    10.6     Employment Agreement between the Company and James W. Bernau (1)
    10.7     Lease Agreement dated January 29, 1993, as amended, between the
             Company and Sequoia Development.
    10.8     Strategic Alliance Agreement between the Company, Willamette
             Valley, Inc. Microbreweries across America, Aviator Ales, Inc.
             (formerly Seattle Brewing Company), Mile High Brewing Company,
             Bayhawk Ales, Inc. and North Country Joint Venture, LLC (1)
    10.9     Cooperative Brewing Agreement between the Company and Aviator Ales,
             Inc. (formerly Seattle Brewing Company) (1)
    10.10    Cooperative Brewing Agreement between the Company and Mile High
             Brewing Company (1)
             10.11Cooperative Brewing Agreement between the Company and Bay
             Hawk Ales, Inc. (1)
    10.12    General Services Agreement between Willamette Valley, Inc. and the Company (1)

    Exhibit
    Number   Description
    -------  -----------
    10.13    Joint Venture Agreement between the Company and North Country
             Brewing Company relating o the North Country Joint Venture (1)
    10.14    Membership Termination Agreement dated February 27, 1997, between the Company and Willamette Valley, Inc. Microbreweries Across
             America, North Country Brewing Company, Inc. and North Country
             Joint Venture, LLC.
    10.15    Brokerage Agreement dated January 16, 1995 between the Company and Winser Paul Acton (1)
    10.16    Commercial Lease between North Country Brewery, Inc. and Stewart's
             Ice Cream Company, Inc.
    10.17    Investment Agreement dated as of January 30, 1997 by and among
             Nor'Wester Brewing Company, Inc., North Country Joint Venture,
             LLC, Willamette Valley, Inc. MicrobreweriesAcross America, Aviator
             Ales, Inc., Bayhawk Ales, Inc., Mile High Brewing Company,Inc.,
             James W. Bernau and United Breweries of America, Inc., which includes the Credit Agreement between Nor'Wester Brewing Company,
             Inc. and United Breweries of America,Inc.
    10.18    Assignment of Commercial Lease between North Country Brewery, Inc.
             and Stewart's Ice Cream Company, Inc. to North Country Joint
             Venture, LLC.
    21       Subsidiaries of the Registrant
    27       Financial Data Schedule

(1) Incorporated by reference to Exhibits to Registrant's Registration Statement on Form SB-2, as amended and declared effective by the Securities and Exchange Commissionon January 17, 1996 (Commission Registration No. 33-98976).

(b) Reports on Form 8-K

No reports were filed on Form 8-K during the quarter ended December 31, 1996.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   March 25, 1997       NOR'WESTER BREWING COMPANY, INC.


                              By:/s/ JAMES W. BERNAU
                              ----------------------
                              James W. Bernau
                              Chairperson of the Board, President and Secretary


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in their capacities on March 25, 1997:

Signature                     Title


/s/JAMES W. BERNAU            Chairperson of the Board, President and Secretary
------------------
James W. Bernau               (Principal Executive Officer and Principal
                              Financial and Accounting Officer)



/s/WINSER P. ACTON            Director
------------------
Winser P. Acton



/s/ WILLIAM V. CROSS          Director
--------------------
William V. Cross



ANDREW C. KERR                Director
--------------
Andrew C. Kerr



DONALD E. VOORHIES            Director
------------------
Donald E. Voorhies

NOR'WESTER BREWING
COMPANY, INC.
REPORT AND CONSOLIDATED FINANCIAL
STATEMENTS
DECEMBER 31, 1996, 1995 AND 1994

NOR'WESTER BREWING COMPANY, INC.

INDEX TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


Report of Independent Accountants. . . . . . . . . . . . . .F-1

Balance Sheet. . . . . . . . . . . . . . . . . . . . . . . .F-2

Statement of Operations. . . . . . . . . . . . . . . . . . .F-3

Statement of Shareholders' Equity. . . . . . . . . . . . . .F-4

Statement of Cash Flows. . . . . . . . . . . . . . . . . . .F-5

Notes to Financial Statements. . . . . . . . . . . . . . . .F-6

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Nor'Wester Brewing Company, Inc.


In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Nor'Wester Brewing Company, Inc. and its subsidiary at December 31, 1996, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred significant losses in 1996, has negative working capital of $1,786,003 at year end, is not in compliance with its debt covenants, and has limited access to capital with which to fund future operations. Such factors, among others, raise substantial doubt as to its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 12 to the financial statements, the Company intends to be consolidated with other affiliated companies and convert its stock into shares of a new publicly traded entity.

Nor'Wester Brewing Company, Inc. is a member of a group of affiliated companies and, as disclosed in the financial statements, has extensive transactions and relationships with members of the group. Because of these relationships, it is possible that the terms of these transactions are not the same as those that would result from transactions among wholly unrelated parties.

PRICE WATERHOUSE LLP
Portland, Oregon
March 21, 1997, except as to Note 13 which is as of March 24, 1997

NOR'WESTER BREWING COMPANY, INC.

CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------

                                                              DECEMBER 31,
                                                           1996          1995
                                                      -----------    -----------
ASSETS
Current assets:
  Cash and cash equivalents                           $   252,049    $   276,807
  Accounts receivable                                     606,642        582,584
  Income receivables                                      103,761        103,761
  Receivables from affiliates (Note 9)                  1,575,853        200,000
  Inventories (Note 2)                                    720,507        663,058
  Assets held for sale (Note 1)                                 -        218,000
  Marketing supplies                                       77,530        134,452
  Deferred stock offering costs                                 -        386,573
  Prepaid expenses and other current assets (Note 8)      221,223        123,407
                                                      -----------    -----------
    Total current assets                                3,557,565      2,688,642
  Property and equipment, net (Note 3)                 11,968,471      4,117,558
  Advances to affiliates (Note 9)                               -        500,000
  Other noncurrent assets                                  40,000         67,244
                                                      -----------    -----------

  Total assets                                        $15,566,036    $ 7,373,444
                                                      -----------    -----------
                                                      -----------    -----------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Line of credit (Note 4)                             $ 1,041,000    $   500,000
  Current portion of long-term debt
    and capital leases (Note 5)                         1,435,318         41,182
  Accounts payable                                      2,427,073        870,731
  Container deposits                                      130,921         50,000
  Accrued stock offering costs                                  -        206,000
  Accrued payroll and other liabilities                   309,256        217,125
                                                      -----------    -----------
    Total current liabilities                           5,343,568      1,885,038

Long-term debt and capital lease (Note 5)               1,664,796      1,474,339
Deferred tax liability (Note 8)                                 -        189,964
                                                      -----------    -----------
    Total liabilities                                   7,008,364      3,549,341
                                                      -----------    -----------

Commitments and Contingencies (Notes 5, 10, 12 and 13)

Shareholders' equity (Notes 6, 7, 12 and 13):
  Preferred stock, 15,000,000 shares authorized
    in 1996, no shares issued and outstanding                   -
  Common stock, no par value, 10,000,000 shares
    authorized, 3,711,097 and 2,421,554 shares issued
    and outstanding at December 31, 1996 and 1995      11,064,480      3,356,488
  Retained earnings (accumulated deficit)              (2,506,808)       467,615
                                                      -----------    -----------
    Total shareholders' equity                          8,557,672      3,824,103
                                                      -----------    -----------

Total liabilities and shareholders' equity            $15,566,036    $ 7,373,444
                                                      -----------    -----------
                                                      -----------    -----------


The accompanying notes are an integral part of this financial statement.
                                      F-2

NOR'WESTER BREWING COMPANY, INC.

CONSOLIDATED STATEMENT OF OPERATIONS
--------------------------------------------------------------------------------

                                             YEAR ENDED DECEMBER 31,
                                       1996            1995            1994
                                   ------------    ------------    ------------
Revenues (Note 10)                 $  6,820,691    $  5,871,737    $  2,564,994
Less excise taxes                      (296,609)       (283,979)       (112,079)
                                   ------------    ------------    ------------
Net revenue                           6,524,082       5,587,758       2,452,915

Cost of goods sold                    5,159,889       3,459,902       1,434,139
                                   ------------    ------------    ------------

Gross margin                          1,364,193       2,127,856       1,018,776

Selling, general and
  administrative expenses (Note 9)    4,768,056       1,409,023         741,712
                                   ------------    ------------    ------------

Income (loss) from operations        (3,403,863)        718,833         277,064

Interest and other income
  (expense), net                         38,943         (17,152)         19,840
                                   ------------    ------------    ------------

Income (loss) before income
  taxes and minority interest
  in losses of consolidated
  subsidiary companies               (3,364,920)        701,681         296,904

Income tax (benefit) expense
  (Note 8)                             (168,000)        258,954           4,900
                                   ------------    ------------    ------------

Net income (loss) before
  minority interest in losses
  of consolidated subsidiary
  companies                          (3,196,920)        442,727         292,004

Minority interest in losses
  of consolidated
  subsidiary companies                  222,497               -               -
                                   ------------    ------------    ------------

Net income (loss)                   $(2,974,423)     $  442,727      $  292,004
                                   ------------    ------------    ------------
                                   ------------    ------------    ------------

Net income (loss) per common share  $     (0.80)     $     0.18      $     0.12
                                   ------------    ------------    ------------
                                   ------------    ------------    ------------

Weighted average number of common
  shares outstanding                  3,696,041       2,420,787       2,339,849
                                   ------------    ------------    ------------
                                   ------------    ------------    ------------


The accompanying notes are an integral part of this financial statement.
                                      F-3

NOR'WESTER BREWING COMPANY, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------


                                                         RETAINED
                                   COMMON STOCK          EARNINGS
                               ---------------------   (ACCUMULATED
                                SHARES     DOLLARS       DEFICIT)       TOTAL
                               --------- -----------    ----------   ----------
Balances at December 31, 1993  2,233,799  $2,260,038    $(267,116)   $1,992,922

Net cash proceeds from common
  stock offerings (Note 6)       183,198   1,083,609            -     1,083,609

Issuance of common stock to
  employees and distributors
  (Note 7)                        3,276        5,616            -         5,616

Net income                            -            -       292,004      292,004
                               --------- -----------    ----------   ----------
Balances at December 31, 1994  2,420,273   3,349,263        24,888    3,374,151

Issuance of common stock
  to employees and
  distributors (Note 7)            1,281       7,225             -        7,225

Net income                             -           -       442,727      442,727
                               --------- -----------    ----------   ----------
Balances at December 31, 1995  2,421,554   3,356,488       467,615    3,824,103

Net proceeds from common
  stock offering (Note 6)      1,287,500   7,693,916             -    7,693,916

Issuance of common stock
  to employees and
  distributors (Note 7)            2,043      14,076             -       14,076

Net loss                               -           -    (2,974,423)  (2,974,423)
                               --------- -----------    ----------   ----------

Balances at December 31, 1996  3,711,097 $11,064,480   $(2,506,808)  $8,557,672
                               --------- ------------  ------------  ----------
                               --------- ------------  ------------  ----------

The accompanying notes are an integral part of this financial statement.
                                      F-4

NOR'WESTER BREWING COMPANY, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS


                                                             YEAR ENDED DECEMBER 31,
                                                         1996          1995          1994
                                                      -----------   -----------    ---------
Cash flows from operating activities:
 Net income (loss)                                    $(2,974,423)  $   442,727    $ 292,004
 Adjustments to reconcile net income (loss) to net
   cash provided by (used for) operating activities:
   Depreciation                                           438,388       198,464      133,572
   Amortization                                            12,032         6,912        4,362
   Deferred income tax expense (benefit)                 (189,964)      174,900       (6,900)
   Stock grants                                            14,076         7,225            -
   Changes in assets and liabilities:
     Accounts receivable                                  (24,058)     (179,661)    (362,012)
     Other receivables                                          -      (116,173)      (3,997)
     Inventories                                          (57,449)     (383,161)    (169,642)
     Assets held for sale                                       -      (218,000)           -
     Marketing supplies                                    56,922       (80,545)     (53,907)
     Prepaid expenses and other current assets            (97,816)      (55,172)       2,171
     Accounts payable                                   1,556,342       675,182     (108,299)
     Container deposits                                    80,921         4,984       45,016
     Accrued payroll and other liabilities                 92,131       157,897        4,605
                                                      -----------   -----------    ---------
Net cash provided by (used for) operating activities   (1,092,898)      635,579     (223,027)
                                                      -----------   -----------    ---------

Cash flows from investing activities:
 Purchases of equipment                                (7,873,255)   (2,094,388)  (1,000,086)
 Advances to affiliates                                  (875,853)     (700,000)           -
 Increase in other noncurrent assets                            -       (33,055)     (18,199)
                                                      -----------   -----------    ---------
Net cash used for investing activities                 (8,749,108)   (2,827,443)  (1,018,285)
                                                      -----------   -----------    ---------

Cash flows from financing activities:
 Stock offering proceeds, net                           7,693,916             -    1,083,609
 Increase in deferred stock offering costs                      -      (386,573)           -
 Increase in accrued stock offering costs                       -       206,000            -
 Principal payments on capital lease obligation            (2,261)         (633)           -
 Proceeds from long-term debt and line of credit        2,125,593     2,000,000            -
                                                      -----------   -----------    ---------
Net cash provided by financing activities               9,817,248     1,818,794    1,083,609
                                                      -----------   -----------    ---------
Net decrease in cash and cash equivalents                 (24,758)     (373,070)    (157,703)

Cash and cash equivalents - beginning of period           276,807       649,877      807,580
                                                      -----------   -----------    ---------
Cash and cash equivalents - end of period              $  252,049      $276,807     $649,877
                                                      -----------   -----------    ---------
                                                      -----------   -----------    ---------

      The accompanying notes are an integral part of this financial statement.

NOR'WESTER BREWING COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

  ORGANIZATION AND OPERATIONS
  Nor'Wester Brewing Company, Inc. (the Company) is engaged in the production and sale of high-quality, hand-crafted ales which are sold primarily to distributors in the State of Oregon and at the Company's public house in Portland, Oregon. The Company was organized in December 1992 in the State of Oregon under the name Willamette Valley Brewing Company. The Company was considered a development stage enterprise until December 31, 1993. Through December 31, 1993, the Company devoted significant efforts to raising capital, acquiring property and equipment, and developing viable ales and a market for those ales. The Company recognized its first sales in November 1993. The Company's products are marketed under the "Nor'Wester" label.

  USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS
  The accompanying financial statements have been prepared in accordance with generally accepted accounting principles which require management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  The Company has recorded significant losses in the current year, has negative working capital of $1,786,003, is not in compliance with its debt covenants, and has limited access to capital with which to fund future operations.
  There can be no assurance that the proposed transaction will be finalized or that the Company will produce and sell its products on a profitable basis to sustain operations. Such factors, among others, raise substantial doubt as to its ability to continue as a going concern. Management expects the Company to be merged with other affiliated companies and convert its stock into shares of a new publicly traded entity as discussed in Note 12.

  PRINCIPLES OF CONSOLIDATION
  The consolidated financial statements include the accounts of Nor'Wester Brewing Company and its subsidiary, North Country Joint Venture (NCJV) (see
  Note 9). NCJV was formed in January 1996. For the first nine months of 1996, the Company owned 61% of NCJV and the remaining 34% was owned by North Country Brewing Company, Inc., an affiliated company. In October 1996, NCJV became a wholly-owned subsidiary of the Company. All significant intercompany accounts and transactions have been eliminated in consolidation.

  REVENUE RECOGNITION
  The Company recognizes revenue upon shipment of its product to customers. Sales are recorded as trade accounts receivable and no collateral is required.

  INVENTORIES
  Inventories are stated at the lower of cost (first-in, first-out basis) or market. Cost includes the purchase price of materials, direct labor and an allocation of indirect production expenses.

NOR'WESTER BREWING COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

  INCOME TAXES RECEIVABLE
  Other receivables consist primarily of income taxes receivable.

  ASSETS HELD FOR SALE
  Assets held for sale at December 31, 1995 consisted of unused brewing equipment. Management was unable to sell these assets; therefore, they were shipped to an affiliated brewery in the State of Washington for use in the cooperative brewing agreement (see Note 9). These assets are included with property, plant and equipment at December 31, 1996.

  DEFERRED STOCK OFFERING COSTS
  As of December 31, 1995, the Company had deferred stock offering costs aggregating $386,573 in connection with a public stock offering which was declared effective by the United States Securities and Exchange Commission
  (SEC) in January 1996; see also Note 6. In January 1996, these deferred costs were charged against the proceeds received from the common stock offering.

  PROPERTY AND EQUIPMENT
  Property and equipment are stated at cost and are depreciated on the straight-line basis over their estimated useful lives as follows:

     Leasehold improvements                5-21 years
     Machinery and equipment               5-15 years

  Expenditures for repairs and maintenance are charged to operating expenses as incurred. Expenditures for additions and improvements are capitalized. Leasehold improvements are depreciated over the life of the lease or the life of the asset, whichever is shorter.

  In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Live Assets and for Long-Lived Assets to Be Disposed Of." The Company adopted the statement in fiscal 1996; however, the adoption has not had a significant impact on the Company's financial statements. Management expects the Company's long-lived assets to be used by the newly formed public company (see Note 12).

  INCOME TAXES
  The Company accounts for income taxes using the asset and liability approach prescribed by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under this approach, deferred income taxes are calculated for the expected future tax consequences of temporary differences between the book basis and tax basis of the Company's assets and liabilities.

  NET INCOME (LOSS) PER COMMON SHARE
  All share and per share amounts have been restated to reflect the .602-for-1 reverse stock split discussed in Note 6.

NOR'WESTER BREWING COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

  NET INCOME (LOSS) PER COMMON SHARE (CONTINUED)
  Net income (loss) per common share is computed based on the weighted average number of common shares outstanding, including common stock equivalent shares from stock options if their effect is dilutive.

  STATEMENT OF CASH FLOWS
  The Company considers short-term investments which are highly liquid, are readily convertible into cash and have original maturities of fewer than three months to be cash equivalents for the purposes of cash flows. For the years ended December 31, 1996, 1995, and 1994, the Company paid interest of $85,166, $56,249, and $0, respectively. Income tax payments of $0, $191,000, and $18,500 were made in 1996, 1995, and 1994, respectively. During 1996, $218,000 in equipment previously recorded as asset held for sale were transferred into the property, plant and equipment balance (see Note 1). In addition, certain equipment was transferred to the Company from affiliated companies. These non-cash transactions have been excluded from the accompanying statement of cash flows. During 1995, the Company obtained approximately $15,000 of assets under a capital lease obligation.

  FAIR MARKET VALUE OF FINANCIAL INSTRUMENTS
  The fair market value of the Company's recorded financial instruments materially approximate their respective recorded balances, as the recorded assets and liabilities are stated at amounts expected to be realized or paid, or carry interest rates commensurate with current rates for instruments with a similar duration and degree of risk.

  STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 123
  The Company adopted Statement of Financial Accounting Standards No. 123 (SFAS
  123), "Accounting for Stock-Based Compensation," for its year ended December 31, 1996. SFAS 123 was issued by the Financial Accounting Standards Board in October 1995, and allows companies to choose whether to account for stock-based compensation under the current intrinsic method as prescribed in Accounting Principles Board Opinion No. 25 (APB 25) or use the fair value method prescribed in SFAS 123. The Company plans to continue to follow the provisions of APB 25. The impact of adoption does not have a significant effect on the Company's financial position or results of operations (see Note
  7).

  RECLASSIFICATIONS
  Certain reclassifications have been made to the 1995 financial statements to conform with financial statement presentation for the year ended December 31, 1996. These reclassifications have no effect on previously reported results of operations or shareholders' equity.

NOR'WESTER BREWING COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   INVENTORIES

  Inventories consist of:

                                                       DECEMBER 31,
                                                     1996        1995
                                                   --------   --------
     Beer-making and packaging materials           $460,423   $378,384
     Work in process (costs relating to
       unprocessed or unbottled beer products)       75,553     68,101
     Finished goods (beer and related products)     184,531    216,573
                                                   --------   --------
                                                   $720,507   $663,058
                                                   --------   --------
                                                   --------   --------

3.   PROPERTY AND EQUIPMENT

  Property and equipment consist of:
                                                       DECEMBER 31,
                                                     1996        1995
                                                -----------   ----------
     Land and improvements                      $   243,071   $  237,072
     Leasehold improvements                       2,338,391      485,200
     Equipment                                    9,612,828    3,034,972
     Construction in progress                       547,792      705,568
                                                -----------   ----------
                                                 12,742,082    4,462,812
     Less accumulated depreciation                 (773,611)    (345,254)
                                                -----------   ----------
                                                $11,968,471   $4,117,558
                                                -----------   ----------
                                                -----------   ----------

4.   LINE OF CREDIT AND SHORT TERM NOTES PAYABLE

  In October 1995, the Company obtained a $1,000,000 revolving line of credit bearing interest at the bank's reference rate plus 0.5% (8.75% at December 31, 1996). This revolving line of credit expired on December 31, 1996. It is secured by the Company's assets, and contains certain covenants and restrictions (see Note 5). At December 31, 1996 and 1995, $1,000,000 and $500,000, respectively, was outstanding under this line of credit. In addition, the Company's North Country subsidiary obtained a $50,000 line of credit in 1996 bearing interest at 9.75% of which the outstanding balance was approximately $41,000 at December 31, 1996.

  In October 1996, the president of the Company loaned the Company $250,000 at 10% interest. Repayment of the loan is required upon completion of the proposed merger with UBA (see Note 12).

NOR'WESTER BREWING COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.   LONG-TERM DEBT

  In October 1995, the Company obtained a non-revolving credit facility which permits borrowings up to $2,000,000 bearing interest at the bank's reference rate plus 0.5% (8.63% at December 31, 1996). Amounts borrowed under this facility are payable in equal monthly instalments over seven years. At December 31, 1996, $1,936,831 was borrowed under this facility. This non-revolving credit facility and the revolving credit facility discussed in Note 4 are secured by the Company's assets and contain covenants which require the Company to maintain certain financial ratios and prohibit the Company from making any dividend payments without the bank's approval.

  At December 31, 1996, the Company was not in compliance with certain of its loan covenants relating both to the non-revolving credit facility and the revolving line of credit discussed in Note 4. The Company is involved in discussions with the lender in order to (i) renew the $1 million line of revolving line of credit facility to mature on the earlier of September 30, 1997, or 10 days following closing of the investment by UBA (see Note 12) and
  (ii) waive the loan covenants associated with these loans so long as the Company remains in compliance with all terms of the investment agreement and achieves reasonable progress toward closing the investment with UBA.
  However, final approval of amendment to the lender's loan agreements has not yet been received. If final approval is not received or if received but the Company subsequently violates the terms of the amendment, then the Company would be in default of its loans which could lead to foreclosure and sale of all or an important part of the Company's assets. Such an event would have a material adverse impact on the Company's business, financial condition and results of operations.

  During 1995, the Company also entered into a capital lease obligation related to the acquisition of certain assets. This lease requires monthly payments of $248 through 2002. Principal payments under the Company's credit facility and capital lease are summarized as follows:



                                    CAPITAL LEASES
    YEAR ENDED          ------------------------------------------
   DECEMBER 31,         PRINCIPAL  INTEREST     TOTAL      DEBT
   ------------         ---------  --------   -------   ----------
       1997               $ 1,878   $ 1,051   $ 2,929   $1,474,440
       1998                 2,056       888     2,944      283,440
       1999                 2,239       712     2,951      283,440
       2000                 2,443       521     2,964      283,440
       2001                 2,657       313     2,970      283,440
       Thereafter           2,010        90     2,100      519,631
                          -------   -------   -------   ----------
                          $13,283   $ 3,575   $16,858    3,127,831
                          -------   -------   -------
                          -------   -------   -------
       Less current portion                              1,474,440
                                                        ----------
                                                        $1,653,391
                                                        ----------
                                                        ----------

NOR'WESTER BREWING COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.   SHAREHOLDERS' EQUITY

  The Company is authorized to issue 10,000,000 shares of its common stock. Each share of common stock entitles the holder to one vote. At its discretion, the Board of Directors may declare dividends on shares of common stock, although the Board does not anticipate paying dividends in the foreseeable future.

  In November 1995, the Board of Directors authorized, and the shareholders subsequently approved, a .602-for-1 reverse stock split of the Company's common stock. All share and per share amounts in the accompanying financial statements have been adjusted to retroactively reflect this reverse stock split.

  During 1994, the Company sold 183,496 shares at $6.89 per share, respectively, pursuant to a Regulation A public offering filed with the U.S. Securities and Exchange Commission. Cash proceeds, net of offering expenses of $178,489 aggregated $1,083,609 during 1994.

  On January 18, 1996, the Company completed a public offering of 1,115,000 shares of common stock at $7.00 per share. On February 7, 1996, the underwriters exercised an over-allotment option for an additional 172,500 shares of common stock at $7.00 per share. Proceeds to the Company totaled approximately $7,693,000, after offering expenses of approximately $1,320,000.

  In January 1996, the shareholders of the Company authorized 15,000,000 shares of preferred stock to be available for issuance, the terms of which the Board of Directors have the authority to establish. There are no current agreements or understandings for the issuance of any shares of preferred stock.


7.   STOCK INCENTIVE AND STOCK GRANT PLANS

  In 1993, the Board of Directors established a pool of 128,482 shares for a stock incentive plan for issuance to employees, consultants, distributors and their employees, and directors of the Company pursuant to the exercise of stock options granted under the plan or stock grants or stock sales. Administration of the plan, including determination of the number of shares to be issued, the term of exercise of any option, the option exercise price, and type of options to be granted, lies with the Board of Directors or a duly authorized committee of the Board of Directors. At December 31, 1994, 39,109 options issued under this plan were outstanding. Of these, 33,687 have an exercise price of $1.99 per share, and 5,442 have an exercise price of $6.89 per share. The options began vesting ratably over a five- to ten-year period beginning in January 1995. During the year ended December 31, 1995, an additional 71,110 options were granted and 40,450 were subsequentially cancelled. Of the options granted in 1995, 68,100 had an exercise price of $7.00 per share, 30,000 of which vest ratably over ten years and 38,100 of which vest ratably over five years and 3,010 had an exercise price of $6.65 per share and a vesting period of five years.

NOR'WESTER BREWING COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

7.   STOCK INCENTIVE AND STOCK GRANT PLANS (CONTINUED)

     During the year ended December 31, 1996, 78,150 options were granted, and 20,500 were subsequently canceled. Of the options granted in 1996 and still outstanding at December 31, 1996, 17,500 have an exercise price of $7.00 per share and a vesting period of five years; 1,250 have an exercise price of $7.00 per share and a vesting period of five years; 18,500 have an exercise price of $6.75 per share and a vesting period of ten years; 15,000 have an exercise price of $6.75 per share and a vesting period of five years; 2,000 have an exercise price of $5.75 per share and a vesting period of ten years and 3,000 have an exercise price if $5.75 and a vesting period of one year.

     No compensation expense has been recorded as a result of granting any of the options as all such options were granted with an exercise price equal to the market price on the date of grant. No options have been exercised to date.

     In January 1996, the shareholders of the Company approved an increase to the number of shares available under the Company's stock incentive plan to 360,000 shares. In January 1996, the shareholders also approved the adoption of a non-employee director's stock option plan and the reservation of 40,000 shares thereunder. Additionally, the Company grants shares of common stock to distributors and their employees to establish the Company's distribution network. Eligible persons receive seven shares of stock each. During the years ended December 31, 1996, 1995, and 1994, the Company granted 2,043, 1,281, and 3,276 shares, respectively, to distributors and their employees. Selling, general and administrative expenses for the years ended December 31, 1996, 1995, and 1994 include $14,076, $7,225, and
     $5,615, respectively, related to the grant of these shares.

     The Company has elected to account for its stock-based compensation under Accounting Principles Board Opinion No. 25. The Company has determined that the pro forma effects of applying SFAS 123 would have resulted in proforma net loss of $3,117,430 ($0.84 per share) for the year ended December 31, 1996 and proforma net income of $332,596 ($0.14 per share) for the year ended December 31, 1995. This determination was made using the Black-Scholes option pricing model. The weighted average assumptions used for stock option grants for 1996 and 1995 were a risk-free interest rate of 6.27% and 5.88%, respectively, an expected dividend yield of 0% and 0%, respectively, an expected life of 7.07 years and 7.55 years, respectively, and an expected volatility of 57% and 54%, respectively.
     The weighted average fair value of stock options granted in 1996 and 1995 was $4.06 and $4.01, respectively.

     Options were assumed to be exercised upon vesting for purposes of this valuation. Adjustments are made for options forfeited prior to vesting. For the years ended December 31, 1996 and 1995, the total value of the options granted was computed to be $232,435 and $831,494, respectively, which would be amortized on a straight-line basis over the vesting period of the options.

     Note that all options granted by the Company are expected to be converted to options of the new company expected to be formed at the same conversion rate as the conversion of common stock as discussed in Note 12.

NOR'WESTER BREWING COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

8.   INCOME TAXES

     The provision for income taxes consists of:
                                                         DECEMBER 31,
                                                1996        1995         1994
                                           ---------       --------     -------
        Current tax expense:
            Federal                            $   -     $   75,740    $  8,100
            State                                  -          8,314       3,700
                                           ---------       --------     -------

                                                   -         84,054      11,800
                                           ---------       --------     -------

        Deferred (benefit):
            Federal                         (148,905)       155,660      (4,800)
            State                            (19,095)        19,240      (2,100)
                                           ---------       --------     -------
                                            (168,000)       174,900      (6,900)
                                           ---------       --------     -------

                                           $(168,000)      $258,954     $ 4,900
                                           ---------       --------     -------
                                           ---------       --------     -------

     The benefit for income taxes differs from the amount of incomes taxes determined by applying the U.S. statutory graduated federal rate due to the following:

                                                       DECEMBER 31,
                                                 1996     1995      1994
                                               -------   ------   -------
       Federal statutory rate (graduated)        34.0 %   33.3 %    33.4 %
       State taxes, net of federal benefit        4.2 %    3.8       4.4
       Reserve of net deferred tax assets       (33.1)%      -         -
       Permanent differences                     (0.4)%    0.5         -
       Utilization of fully reserved tax assets     -          -   (36.1)
       Other                                      0.3     (0.7)        -
                                               -------   ------   -------

                                                  5.0 %   36.9 %     1.7 %
                                               -------   ------   -------
                                               -------   ------   -------

NOR'WESTER BREWING COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

8.   INCOME TAXES (CONTINUED)

     Deferred tax assets (liabilities) consist of:

                                                          DECEMBER 31,
                                                 1996        1995       1994
                                             -----------   ---------   -------
      Tax credit carryforwards               $    10,109   $  10,108   $     -
      Fixed assets                                     -           -     3,300
      Net operating loss carryforward          1,639,738           -         -
      Other                                       20,489      11,856     3,600
                                             -----------   ---------   -------

      Gross deferred tax assets                1,670,336      21,964     6,900
                                             -----------   ---------   -------

      Fixed assets                              (558,839)    189,964         -
                                             -----------   ---------   -------

      Gross deferred tax liabilities            (558,839)    189,964         -
                                             -----------   ---------   -------

      Deferred tax asset (liability) before
        valuation allowance                    1,111,497    (168,000)    6,900

      Deferred tax valuation allowance        (1,111,497)          -         -
                                             -----------   ---------   -------

      Net deferred (liability) asset         $         -   $(168,000)  $ 6,900
                                             -----------   ---------   -------
                                             -----------   ---------   -------

     Deferred tax assets (liabilities) are classified as follows:

                                            DECEMBER 31,
                                       1996       1995      1994
                                     --------  ---------   -------

      Non-current asset              $     -   $       -   $ 6,900
      Non-current liability                -    (189,964)        -
      Current asset                               21,964         -
                                     --------  ---------   -------

                                     $     -   $(168,000)  $ 6,900
                                     --------  ---------   -------
                                     --------  ---------   -------

     The current deferred tax asset at December 31, 1995 is included in prepaid expenses and other current assets in the accompanying balance sheet.

     As of December 31, 1996, the Company had a net operating loss carryforward aggregating approximately $4,168,000 for federal purposes, which may be used to offset future taxable income, if any. The annual utilization of this carryforward may be limited after the Company undergoes the ownership change anticipated by management or fails to meet the continuity of business requirements defined by the Internal Revenue Code. The Company's net operating loss carryforward expires in 2012.

NOR'WESTER BREWING COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

9.   RELATED PARTIES

     NATURE OF RELATED PARTIES
     The Company's president partially owns and controls Willamette Valley Vineyards (WVV), a winery in Oregon, and Willamette Valley Inc. Microbreweries across America (WVI), a company organized to establish microbreweries throughout the United States. Additionally, the Company's president is the president of each of the following subsidiaries of WVI:
     Aviator Ales, Inc. (AAI); Mile High Brewing Company (MHBC); Bayhawk Ales, Inc. (BAI); and North Country Brewing Company, Inc. (NCBCI); development stage companies located in Washington, Colorado, California, and New York, respectively. As a result of certain arrangements between the Company and its affiliates, as well as the Company president's positions with and/or ownership interests in each of these companies, inherent conflicts of interest exist with respect to the pricing of services, the sharing of resources and the allocation of the Company president's time.

     RELATED PARTY TRANSACTIONS
     The Company has purchased management services from WVV and WVI, consisting of secretarial, accounting, marketing, administrative, stock transfer, and brewery payroll services provided on a cost-plus basis. WVV provided such services through June 1994, at which time WVI began providing these services. In 1994, charges for services provided to the Company by WVV and WVI aggregated approximately $260,000, of which approximately $218,000 is included in selling, general and administrative expenses, and $41,500 has been charged against stock offering proceeds in the 1994 financial statements. At December 31, 1995, accounts payable include approximately $45,000 owed to WVI as a result of these transactions. During the year ended December 31, 1995, charges for services provided to the Company by WVI aggregated approximately $363,000 of which approximately $51,000 is included in deferred stock offering costs, and approximately $312,000 is included in selling, general and administrative expenses in the statement of operations for the year ended December 31, 1995. During 1996, charges for services provided to the Company by WVI and WVV aggregated approximately $66,000 all of which is included in selling, general and administrative expenses in the 1996 statement of operations.

     The Company continues to purchase certain management and administrative services from WVI and WVV. In 1996, the Company began providing certain management and administrative services to WVI and WVV as well as to AAI, MHBC, BAI, and NCBCI.

     The Company purchased brewery equipment costing approximately $72,500 in 1994 from one of its shareholders. The Company also purchased brewing equipment costing approximately $53,000 in 1995 from MHBC. In addition, for the years ended December 31, 1996, 1995, and 1994, the Company paid approximately $0, $15,000, and $21,500, respectively, to a shareholder, officer, and member of the Board of Directors for marketing consulting services.

NOR'WESTER BREWING COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

9.   RELATED PARTIES (CONTINUED)

     STRATEGIC ALLIANCE AND COOPERATIVE BREWING AGREEMENTS
     The Company has entered into a Strategic Alliance (the "Alliance") with AAI, MHBC, BAI, NCBCI, and WVI. The Company, AAI, MHBC, BAI, NCBCI, and WVI are collectively referred to as "Alliance members," and the Company, AAI, MHBC, and BAI are collectively referred to as the "Cooperative Brewers" and individually referred to as a "Cooperative Brewer." The purpose of the Alliance is to promote and support the growth of all of the Alliance members by increasing production at each Cooperative Brewer's facility and supporting the entry of Nor'Wester products into new markets. To achieve this goal, each Cooperative Brewer has agreed to cooperatively brew Nor'Wester's products, and to support the entry of these products into new markets by facilitating Nor'Wester's access to the Cooperative Brewer's network of distributors.

     The Alliance is created through a Strategic Alliance Agreement between Nor'Wester and AAI, MHBC and BAI. The terms of the Strategic Alliance Agreement and the Cooperative Brewing Agreements are four years, unless earlier terminated under limited circumstances, which include material breach in the case of the Cooperative Brewing Agreements. The Agreements are subject to renewal. Pricing for the purchase of beer produced under the Cooperative Brewing Agreement is at the lesser of cost plus 10% or Nor'Wester's average cost of production at its Nor'Wester Brewery, plus a mark-up of 10%. The Agreement provides that no Alliance member will use the proprietary information or technology of another Alliance member to produce any beer with a flavor profile or appearance that is substantially similar to such Alliance member's beer. With the consent of all Alliance members, additional parties may be added to the Alliance.

     Under the terms of the Cooperative Brewing Agreements, each cooperative brewer will produce Nor'Wester beer, in the amounts and packaging as specified in firm orders submitted by Nor'Wester on a periodic basis. Each cooperative brewer's production of Nor'Wester beer must comply with specifications concerning recipes, quality control procedures, flavor profile and appearance. Nor'Wester has a right to reject beer not meeting its specifications.

     Nor'Wester has acquired certain specified brewing equipment for use of AAI and MHBC in producing Nor'Wester's beer. To the extent that this equipment is not needed for the production of Nor'Wester beers, AAI and MHBC may, upon notice to Nor'Wester, use this equipment to produce their own beer subject to the payment of an agreed-upon lease fee.

     The Cooperative Brewing Agreement requires that the Cooperative Brewer maintain the equipment supplied by Nor'Wester, that Nor'Wester insure this equipment, and that the Cooperative Brewer and Nor'Wester each indemnify the other for damages and losses in connection with the Agreement. Nor'Wester may, at its cost, remove or replace its equipment at any time if market conditions or other circumstances make such action desirable to Nor'Wester.

NOR'WESTER BREWING COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

9.   RELATED PARTIES (CONTINUED)

     Cooperative brewing purchases totaled $1,375,000, which is 27% of the Company's cost of goods sold. Because of the pricing terms surrounding cooperative brewing discussed above, sales of cooperative-brewed beer resulted in reduced margins for the Company. In addition, a significant portion of the beer brewed by AAI and MHBC and purchased by the Company was determined to be unusable. Accordingly, both AAI and MHBC ceased cooperative brewing of Nor'Wester beers in January 1997.

     ADVANCES TO AFFILIATES
     In connection with the Cooperative Brewing Agreements with AAI and MHBC described above, Nor'Wester advanced $250,000 to each of AAI and MHBC in December 1995 for the purchase of ingredients and packaging materials for the cooperative brewers' initial production of Nor'Wester's products. In 1996, the Company advanced $350,000 and $500,000 to AAI and MHBC, respecitvely, for cooperative brewing purchases and for operating expenses. These advances remain outstanding although the cooperative brewing agreement has been terminated. Because these advances will eventually be eliminated when the proposed merger occurs, as discussed in Note 12, these advances have been classified as current receivables from affiliates at December 31, 1996.

     JOINT VENTURE AGREEMENT
     On March 5, 1996, the Company entered into a joint venture agreement with NCBCI. Under the terms of the agreement, the Company contributed $4,000,000 in cash and equipment which was used to construct and operate a brewery in Saratoga Springs, New York, as well as certain intangible assets for a 61% interest in the joint venture known as North Country Joint Venture, LLC (NCJV). The Company also advanced $2,550,000 to the joint venture. NCBCI was to repay the Company $2,550,000 in cash by October 1996 for its 39% of the joint venture in accordance with the agreement. NCBCI did not repay the Company by the date required per the agreement.

     JOINT VENTURE AGREEMENT (CONTINUED)
     Accordingly, NCBCI's rights to NCJV terminated and Nor'Wester became the 100% owner of NCJV. NCBCI owned 39% of NCJV for the first nine months of the year. Accordingly, the minority interest share in the first-year loss of NCJV is included in the accompanying statement of operations. Because Nor'Wester owned 100% of NCJV at December 31, 1996, no minority interest is recorded in the accompanying balance sheet. The Saratoga Springs brewery makes up approximately 57% of the Company's net fixed assets, and it contributed approximately $154,000 in net revenues since production began in September 1996. The Saratoga Springs brewery has generated losses totaling approximately $979,000 since its inception. The losses are primarily related to start-up expenses and a low level of production during 1996.

     RECEIVABLES FROM AFFILIATES
     The Company has not been repaid for a significant portion of the services provided and cash advanced to the affiliated companies. Accordingly, the Company has recorded on the accompanying balance sheet receivables from affiliates aggregating $ $1,575,853. Because these receivables are

NOR'WESTER BREWING COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

9.   RELATED PARTIES (CONTINUED)

     expected to be eliminated or received in cash after the expected merger with UBA occurs (see Note 12), these receivables have been classified as current at December 31, 1997. Receivables from each of the affiliated companies are as follows:

       WVV                                 $   33,814
       WVI                                    101,093
       AAI                                    570,090
       MHBC                                   703,446
       BAI                                     72,179
       NCBCI                                   95,231
                                           ----------

                                           $1,575,853
                                           ----------
                                           ----------

     These balances are not expected by management to be fully collected in cash. Instead, a portion will be collected when the assets of MHBC are sold subsequent to December 31, 1996, and the remainder will be considered when the companies are merged into the new company expected to be formed (see
     Note 12).


10.  COMMITMENTS AND CONTINGENCIES

     COMMITMENTS
     The Company has signed five-year leases for its brewery and pub facilities in Oregon and New York which expire on January 31, 2000 and February 15, 2002, respectively. The term of the lease in Oregon is renewable for an additional 10 years. The New York lease has three five-year renewal options. The Company has also entered into a one-year lease, which has a one-year renewal option for storage in Oregon. Annual payments under this lease are $10,800. Annual payments under the leases total $178,740 plus net charges for property taxes, fire insurance, and utilities. Rent payments are adjusted annually based on increases in the consumer price index, limited to no more than a four percent annual increase. The Company paid lease consideration of $50,000 in 1995 to hold the New York facility until construction began. This payment was capitalized and is being amortized over a period of five years.

     Approximate future minimum lease payments for both facilities, including payments under the renewal terms, are:

        1997                                  $ 178,740
        1998                                    178,740
        1999                                    167,940
        2000                                    167,940
        2001                                    167,940
        Thereafter                            1,226,417
                                             ----------
                                             $2,087,717
                                             ----------
                                             ----------

NOR'WESTER BREWING COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

10.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

     Rent expenses aggregated approximately $190,000, $91,000, and $82,000 for the years ended December 31, 1996, 1995, and 1994, respectively, and are allocated between cost of goods sold and selling, general and administrative expenses in the accompanying statement of operations.

     The Company has entered into agreements with independent distributors for the distribution of the Company's products throughout the United States of America. These agreements contain normal distribution provisions and are cancelable by either the Company or the distributors.

     IMPAIRMENT OF ASSETS AT MHBC
     The Company has assets with a net book value of approximately $400,000 located in Denver, Colorado at the MHBC brewery for use by MHBC for cooperative brewing. Subsequent to December 31, 1996, the management of MHBC formulated a plan to sell all of the operating assets of MHBC. Potential buyers may wish to purchase assets owned by Nor'Wester located at the MHBC brewery. Management of the Company and of MHBC intend to reimburse Nor'Wester in cash at net book value for any of the Company's assets which are sold. The financial statements do not include any adjustments to reflect the outcome of this uncertainty.


11.  SIGNIFICANT CUSTOMERS

     In 1996, the Company sold approximately 47% of its products to wholesale distributors located in Oregon. Sales to the Company's largest customers represented 16% of total revenues. For the year ended December 31, 1995, sales to the Company's largest customer represented 19% of total revenues, respectively. For the year ended December 31, 1994, sales to the Company's largest customer represented 28% of total revenues, respectively.


12.  PROPOSED MERGER AND INVESTMENT BY UBA

     Subsequent to December 31, 1996 the Company and its subsidiary (NCJV) along with its affiliates (WVI, AAI, MHBC and BAI) entered into an investment agreement with United Breweries of America, Inc. (UBA), an entity controlled by the UB Group of Bangalore, India. The agreement provides for Nor'Wester, WVI, AAI, MHBC and BAI to consolidate into a company to be known as United Craft Brewers, Inc. (UCB). This merger will result in the issuance of newly registered shares of UCB common stock in exchange for shares of Nor'Wester, WVI and its subsidiaries. The merger and share exchange will require approval by the Boards of Directors and shareholders of each of the entities. Following consolidation, all shareholders in the Nor'Wester/WVI alliance will hold shares in UCB, a company which is intended to be listed for trading on the Nasdaq National Market system under the symbol ALES. Proposed exchange ratios for each of the entities are as follows, based on an average closing price of $2.63 for Nor'Wester's common stock for the 20 trading days immediately preceding execution of the merger:

NOR'WESTER BREWING COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

12.  PROPOSED MERGER AND INVESTMENT BY UBA (CONTINUED)

         COMPANY                            EXCHANGE RATIO
       -----------                         ----------------

       Nor'Wester                                   1:1
       WVI                                    1.99159:1
       AAI                                    2.98739:1
       BAI                                    1.99159:1
       MHBC                                   2.98739:1

     Following the merger, UBA has proposed to invest $8.63 million in exchange for a 45% equity interest in the new entity, UCB. Of the $8.63 million proposed investment by UBA, $2.75 million is in the form of bridge loans conditionally available to Nor'Wester during the consolidation phase. As of March 21, 1997, $1,500,000 has already been loaned to Nor'Wester, the majority of which has been advanced to North Country. At closing, it is anticipated that the bridge loans will be converted into shares of UCB and the remaining $5.88 million cash investment will be made directly in shares of UCB.

     All principal and interest related to the bridge loans is secured by the assets of North Country Joint Venture, the Company's wholly-owned subsidiary, and by the Company's ownership interest in North Country Joint Venture. Repayment of all principal and interest is guaranteed personally by the Company president.

     The closing of the proposed investment remains subject to (i) approval by the shareholders of each of the companies, (ii) achievement of certain operating results at each of the breweries, (iii) maintenance of certain operating conditions and covenants, including that there shall be no material adverse change in the businesses of the affiliated breweries taken as a whole, (iv) approval by federal and state liquor control agencies,
     (v) registration with the U.S. Securities and Exchange Commission of UCB shares to be exchanged in the merger, (vi) extension of the Company's $1 million revolving line of credit through September 30, 1997 (see Note 4); and the lender shall have waived any defaults under the line of credit agreement and the line of credit shall have been converted to a term loan (see Note 5), and (vii) such other customary conditions for transactions of this type.

     Immediately following the proposed investment by UBA, UBA would own 45% and the Company's president would own 10% of UCB. The public shareholders of Nor'Wester, WVI, and WVI's subsidiaries would own the remaining 45% of UCB.


13.  SUBSEQUENT EVENTS

     In light of lower than anticipated 1996 results, lower than anticipated first quarter 1997 sales and other operating results and adverse conditions within the craft beer industry in general, representatives of UBA and management and the investment bankers of the affiliated companies are in the process of renegotiating the terms of the UBA investment discussed in
     Note 12. The renegotiation will reflect a significantly lower valuation for the affiliate companies, a reduction in the total amount of cash to be invested by UBA to $5.5 million and a reduction of UBA's percentage ownership position in UCB to 40% following the consolidation. It is anticipated that the $2.75 million bridge loan amount will not be reduced. The existing shareholders in the affiliated Companies would retain a 60% interest in UCB. The exact distribution of ownership interests among shareholders of the affiliated companies has not yet been determined. Management will soon

NOR'WESTER BREWING COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

13.  SUBSEQUENT EVENTS (CONTINUED)

     seek Board approval by each of the affiliated companies of any renegotiated terms. Failure of the parties to reach a mutually agreeable renegotiated investment agreement could lead to a loss of the bridge loans and the remainder of the UBA investment which would materially and adversely affect the Company's financial condition and results of operations.