Form 10KSB/A
period 1996-12-31
NORWESTER BREWING CO INC
filed 1997-05-15
CIK 895670

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                               UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                FORM 1O-KSB/A

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

                      DOCUMENTS INCORPORATED BY REFERENCE

None.
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

Items 6, 7 and 12 of the Annual Report on Form 10-KSB for Nor'Wester Brewing Company, Inc. are hereby amended to read in their entirety as follows:

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-KSB contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties that are based on current expectations, estimates and projections about Nor'Wester's business, management's beliefs and assumptions made by management. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and variations of such words and similar expressions are intended to identify such forward-looking statements. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including, but not limited to, availability of financing for operations and payment of past due creditors, successful performance of internal operations, impact of competition, changes in distributor relationship or performance, successful completion of the planned consolidation of the Affiliated Companies and other risks detailed below as well as those discussed elsewhere in this Form 10-KSB and from time to time in Nor'wester's Securities and Exchange Commission filings and reports. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic economic conditions.

RESULTS OF OPERATIONS
The following table reflects selected data from the Company's statements of operations stated as a percentage of net sales:

                                                 YEAR ENDED DECEMBER 31,
                                                 -----------------------
                                                     1996       1995
                                                   --------   --------
 Gross sales . . . . . . . . . . . . . . . . . .    104.5%     105.1%
 Less excise taxes . . . . . . . . . . . . . . .      4.5        5.1
                                                   --------   --------
 Net sales . . . . . . . . . . . . . . . . . . .    100.0      100.0
 Cost of goods sold. . . . . . . . . . . . . . .     79.1       61.9
 Selling, general and administrative expenses. .     69.7       25.2
                                                   --------   --------
 Operating income (loss) . . . . . . . . . . . .    (48.8)      12.9
                                                   --------   --------
 Income (loss) before income taxes and minority
    interest. . . . . . . . . . . .. . . . . . .    (48.1)      12.6
                                                   --------   --------
 Net income (loss) . . . . . . . . . . . . . . .    (42.2)%      7.9%
                                                   --------   --------
                                                   --------   --------


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

COST OF GOODS SOLD. Cost of goods sold totaled $5.2 million (79 percent of net sales) for the year ended December 31, 1996 compared to $3.5 million (62 percent of net sales) for the year ended December 31, 1995. The increase in cost of goods sold as a percentage of net revenues is due primarily to the following factors: 1) purchasing beer from Affiliated Companies under Cooperative Brewing Agreements resulting in higher costs than could be incurred if the beer was produced by the Company; 2) the sale in the second quarter of 1996 of approximately 12,500 cases of beer at cost to a national beer club, for sale to its 25,000 members, as a national sales promotion strategy; 3) costs associated with the commencement (and subsequent cessation) of production of Nor'Wester beer at affiliated breweries under the Cooperative Brewing Agreements; 4) additional storage costs resulting from the build-up of finished goods inventory produced to meet projected sales that never materialized; 5) the write-down of approximately $110,000 for excess finished goods inventory that was moved through an alternate distribution channel; and 6) increased cost structure developed to meet projected sales volumes that never materialized.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative ("SG&A") expenses increased to $4.6 million (70 percent of net sales) for the year ended December 31, 1996 from $1.4 million (25 percent of net sales) for the year ended December 31, 1995. The increase in SG&A expenses is primarily attributable to 1) the addition of salaried sales personnel to establish and oversee the Company's anticipated growth in new markets; 2) increased shipping costs associated with bringing beer to markets located considerable distances away from the Portland Brewery; 3) increased advertising costs as the Company expanded its sales efforts in order to quickly penetrate target markets 4) Start-up and operating costs of $202,000 associated with the construction and operation of the Saratoga Springs Brewery; and 5) the write-off of approximately $500,000 of point-of-sale materials and excess finished goods inventory. In the third quarter of 1996, the Company restructured sales related compensation, implemented expense controls and reduced staff in an effort to reduce SG&A expenses while still increasing sales.

NET INCOME (LOSS). As a result of the individual line items discussed above, net loss was $2.8 million for the year ended December 31, 1996 compared to net income of $442,727 for the year ended December 31, 1995.

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

LIQUIDITY AND CAPITAL RESOURCES In January 1996, the Company completed an underwritten public offering (the "Offering"), resulting in the issuance of 1,287,500 shares of Common Stock at $7.00 per share, generating net proceeds of approximately $7,694,000. Prior to the Offering, the Company funded its operations and capital requirements through cash generated from two self-underwritten public stock offerings, sales from operations, and bank borrowings.

Cash and cash equivalents decreased $24,758 to $252,049 at December 31, 1996
from $276,807 at December 31, 1995.   The decrease is primarily a result of
$7.7 million provided from the sale of common stock in the Offering and net proceeds from borrowings of $2.1 million, including $250,000 borrowed from Jim Bernau, the Company's President (see "Certain Relationships and Related Transactions") and $900,000 in bridge loans from United Brewers of America, Inc. ("UBA") (see "Subsequent Events" below), offset by cash used in operations of $870,401, purchases of property and equipment (primarily for the Saratoga Springs Brewery) of $7.9 million and advances to affiliates of $1.1 million.

Working capital deficit was $1.6 million at December 31, 1996 compared to a
working capital deficit of $803,604 at December 31, 1995.   The current ratio
decreased to .71:1 at December 31, 1996 from 1.4:1 at December 31, 1995. Advances to the Affiliated Companies increased $1.1 million to approximately $1.8 million at December 31, 1996 from $700,000 at December 31, 1995. This increase resulted from the need to increasingly support the affiliated breweries throughout the year, each of which was engaged to cooperatively brew the Company's beer and each of which reported operating losses for the year ended December 31, 1996.

Capital expenditures for 1996 totaled $7.9 million. The capital expenditures relate primarily to the costs associated with construction of the new brewery in Saratoga Springs, New York. The Company substantially completed construction of its Saratoga Springs Brewery in September 1996 at a total cost of approximately $7.0 million, including all brewing equipment and fermentation tanks. Commercial brewing began in October 1996. Nor'Wester's investment in the Saratoga Spring's Brewery was approximately $8.7 million, which is approximately $4.7 million more than was originally planned. There are three principal reasons for the increase in Nor'Wester's investment: (i) the decision of North Country Brewing, Inc., Nor'Wester's intended joint venture partner in the Saratoga Springs Brewery, to make its planned $2.55 million capital contribution to the Saratoga Springs joint venture, (ii) the Company's inability to obtain $2.0 million in planned bank financing to finance construction and operation of the brewery, and (iii) an increase of approximately $200,000 in the cost of brewery construction and structural improvements to the leased building over initial estimates.

Accounts payable at December 31, 1996 totaled $2.4 million, compared to $870,731 at December 31, 1995. Of the $2.4 million outstanding at December 31, 1996, $1.9 million was past due. As of the date of this report, $2.1 million of accounts payable were past due. See also "Risk Factors - Amounts Past Due to Contractors, Suppliers and Equipment Vendors."


At December 31, 1996, the Company had outstanding $2.9 million under its bank credit facilities consisting of a $1 million revolving line of credit and a $1.9 million non-revolving credit facility. The term loan bears interest at 2.63% and calls for equal monthly installments over a 7-year period. The revolving line of credit expired on December 31, 1996 and remains unpaid. Under the credit facilities, the Company must (i) maintain certain financial ratios, (ii) not incur further debt or create or assume any other lien on its property without the banks' prior approval, and (iii) make no payment of dividends without the bank's prior approval. The Company is in violation of items (i) and (ii). The Company is involved in discussions with the lender in order to (i) renew the $1.0 million credit facility to mature on the earlier of September 30, 1997, or 10 days following closing of the investment by UBA and (ii) waive the loan covenants associated with these loans so long as the Company remains in compliance with all terms of the Investment Agreement and achieves reasonable progress toward closing the investment with UBA. However, formal approval of amendment to the bank's loan agreements has not yet been received. See "Risk Factors--Risks of Debt and Default on Bank Loans."

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

    GENERAL. Each of WVI, Aviator, Bayhawk and Mile High is affiliated with Nor'Wester in that James W. Bernau, Nor'Wester's founder, President and Chairperson of the Board of Directors, is also President and Chairperson of the Board of Directors of each such affiliated company. Mr. Bernau is also a significant equity owner of each affiliated company either directly, as in the case of Nor'Wester, in which Mr. Bernau owns approximately 25% of the outstanding capital stock, or indirectly through his controlling interest in WVI (62%), which in turn owns a controlling interest in each of Aviator (51%), Bayhawk (57%) and Mile High (51%). As a result of certain arrangements between Nor'Wester and its affiliates, as well as Mr. Bernau's positions and/or ownership interests in each of these companies, inherent conflicts of interest exist with respect to the pricing of services, the sharing of resources and the allocation of Nor'Wester's President's time.

    UNDERWRITER'S DISCOUNTS AND FEES. In connection with serving as the managing underwriter of Nor'Wester's initial public offering completed on January 17, 1996 ("Nor'Westers' IPO"), Black & Company, a current significant stockholder, received compensation for its services as managing underwriter in the amount of (i) $367,500 in discounts and commissions, (ii) $152,088 as a management fee, (iii) $117,075 as a nonaccountable expense allowance, and
(iv) warrants to purchase, at an exercise price of $8.40 per share (subsequently repriced to $1.75 per share), an aggregate of 115,000 shares of Nor'Wester's Common Stock exercisable on or before January 18, 2000.

    ADVANCES TO AFFILIATES. In 1995 and 1996, Nor'Wester loaned or advanced $350,000 to each of Aviator and Mile High for working capital needs and for the purchase of brewing ingredients and raw materials to brew Nor'Wester beer under Nor'Wester's Cooperative Brewing Agreements with Aviator and Mile High entered into as part of the Alliance. In addition, in 1996, Nor'Wester also loaned $150,000 to Mile High to help pay for the construction of Mile High's pub. Furthermore, in 1995 and 1996, in support of the creation and development of the Alliance, Nor'Wester paid certain bills on behalf of WVI, Aviator, Mile High, Bayhawk and WVV and provided certain of these companies with services under the General Services Agreement also entered into as part of the Alliance. Each of these advances is unsecured and does not bear interest. For a description of the purposes and terms of the Alliance see "Strategic Alliance" below.

    LOAN FROM JIM BERNAU. In the fourth quarter of 1996, Jim Bernau, President and a Director of Nor'Wester, loaned Nor'Wester $250,000. The loan bears interest at 10 percent and is payable on demand.

    PAYMENT TO AND FROM AFFILIATES. The following table represents net amounts received by Nor'Wester from (or paid by Nor'Wester to) its affiliates in 1995 and 1996 in connection with the repayment of loans/ advances or in payment of services associated with creating and supporting the Alliance:

                                                                      AMOUNTS RECEIVED (PAID)
                                                                      ------------------------
COMPANY NAME                                                             1996         1995
--------------------------------------------------------------------  -----------  -----------
WVI.................................................................  $  (146,364) $   516,620
                                                                                      (507,511)
Aviator.............................................................      --             9,107
Bayhawk.............................................................        6,000       18,040
Mile High...........................................................      --            62,854
North Country.......................................................      --               845
WVV.................................................................      --           --
                                                                      -----------  -----------
    Total...........................................................  $  (140,364)  $   99,955
                                                                      -----------  -----------
                                                                      -----------  -----------

    AMOUNTS DUE FROM AFFILIATES AT DECEMBER 31, 1996. As a result of the above-described transactions, at December 31, 1996, Nor'Wester was owed the following amounts by its affiliates: WVI--$418,821, Aviator--$570,090, Mile High--$703,446, Bayhawk--$72,179 and WVV--$33,814. These amounts are unsecured, do not bear interest, are payable on Nor'Wester's demand and are reflected as "receivables from affiliated companies" on Nor'Wester's balance sheet.

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

The Company paid WVI and WVV $48,600 and $17,550, respectively, for services under the General Services Agreement during 1996. Amounts charged under the General Services Agreement by the Company to each of its affiliates during 1996 are as follows:

Company Name                                Amount
-------------------------------------    -----------
WVI                                     $   49,025
Aviator Ales                                52,550
Bayhawk Ales                                16,350
Mile High Brewing                           51,500
WVV                                         22,800
                                         -----------
    Total                               $  192,225
                                         -----------
                                         -----------



NORTH COUNTRY JOINT VENTURE AGREEMENT AND TERMINATION THEREOF

    On January 1, 1996, Nor'Wester and North Country Brewing, a wholly owned subsidiary of WVI entered into an Operating Agreement which details the respective rights and obligations of the owners in a joint venture to develop, own and operate a brewery in Saratoga Springs, New York (the "North Country Joint Venture"). Nor'Wester's initial contribution to the North Country Joint Venture consisted of (i) $3,500,000 in cash; (ii) deposits toward the purchase of equipment with a value of approximately $500,000;
(iii) use of Nor'Wester's beer recipes pursuant to a licensing agreement between Nor'Wester and the North Country Joint Venture. North Country Brewing's initial contribution consisted of (i) an unsecured, non-interest bearing $2,550,000 promissory note payable by North Country to the North Country Joint Venture on or before the completion of North Country Brewing's planned self-underwritten public stock offering or October 1, 1996, whichever occurs first; (ii) use of North Country Brewing's beer recipes pursuant to a licensing agreement between the North Country Joint Venture and North Country Brewing; and (iii) North Country Brewing's brewery development efforts consisting of a business and operating plan for the Saratoga Springs Brewery, a lease agreement for the facility in which the brewery will be established, and a local brand name and imagery. Nor'Wester's and North Country Brewing's capital accounts with the North Country Joint Venture were credited with $4,000,000 and $2,550,000, respectively, upon formation.

    The North Country public offering was canceled in September 1996 and North Country Brewing did not pay the $2,550,000 due under the note. Accordingly, on October 1, 1996, North Country Brewing withdrew from the North Country Joint Venture Agreement and transferred its interest to Nor'Wester. Concurrently, Nor'Wester executed a promissory note payable to WVI evidencing the purchase price for North Country Brewing's membership interest in the amount of $192,358, which amount represents WVI's out of pocket development expenses to establish the Saratoga Springs Brewery and to develop North Country Brewing's beer recipes and brand imagery.

ARMS LENGTH TRANSACTIONS

    Nor'Wester believes that the Alliance and the transactions set forth above were made on terms no less favorable to Nor'Wester than could have been obtained from unaffiliated third parties. All future transactions between Nor'Wester and its officers, directors, principal shareholders and affiliates will be approved by a majority of the independent outside members of Nor'Wester's Board of Directors who do not have an interest in the transactions, and will be on terms no less favorable to Nor'Wester than could be obtained from unaffiliated third parties.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   May 14, 1997         NOR'WESTER BREWING COMPANY, INC.


                              By:/s/ JAMES W. BERNAU
                              ----------------------
                              James W. Bernau
                              Chairperson of the Board, President and Secretary


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in their capacities on May 14, 1997:

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



/s/WINSER P. ACTON            Director
------------------
Winser P. Acton



/s/ WILLIAM V. CROSS          Director
--------------------
William V. Cross



/s/ ANDREW C. KERR            Director
--------------------
Andrew C. Kerr



/s/ DONALD E. VOORHIES        Director
--------------------
Donald E. Voorhies

NOR'WESTER BREWING
COMPANY, INC.
REPORT AND CONSOLIDATED
FINANCIAL STATEMENTS
DECEMBER 31, 1996, 1995 AND 1994

NOR'WESTER BREWING COMPANY, INC.

INDEX TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

Report of Independent Accountants. . . . . . . . . . . . . . . . . . . .   F-1

Consolidated Balance Sheet . . . . . . . . . . . . . . . . . . . . . . .   F-3

Consolidated Statement of Operations . . . . . . . . . . . . . . . . . .   F-4

Consolidated Statement of Shareholders' Equity . . . . . . . . . . . . .   F-5

Consolidated Statement of Cash Flows . . . . . . . . . . . . . . . . . .   F-6

Notes to Consolidated Financial Statements . . . . . . . . . . . . . . .   F-7

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Nor'Wester Brewing Company, Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Nor'Wester Brewing Company, Inc. and its subsidiary at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred significant losses in 1996, has negative working capital of $1,563,506 at year end, is not in compliance with its debt covenants, and has limited access to capital with which to fund future operations. Such factors, among others, raise substantial doubt as to its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 12 to the financial statements, the Company entered into an investment agreement subsequent to December 31, 1996 to be merged with other affiliated companies and convert its stock into shares of a new publicly traded entity.

Nor'Wester Brewing Company, Inc. is a member of a group of affiliated companies and, as disclosed in the financial statements, has extensive transactions and relationships with members of the group. Because of these relationships, it is possible that the terms of these transactions are not the same as those that would result from transactions among wholly unrelated parties.

To the Board of Directors and Shareholders of Nor'Wester Brewing Company, Inc.
Page 2


As discussed in Note 14, the Company has restated its 1996 financial statements to reflect the Company's revised share of the net losses of North Country Joint Venture, LLC, which was purchased by the Company in October 1996 from WVI, an affiliated Company.


PRICE WATERHOUSE LLP
Portland, Oregon
March 21, 1997, except as to
Note 13 which is as of March 24, 1997

NOR'WESTER BREWING COMPANY, INC.

CONSOLIDATED BALANCE SHEET
-------------------------------------------------------------------------------


                                                                              DECEMBER 31,
                                                                        1996                  1995
                                                                    ------------        ------------
                                                                    (RESTATED -NOTE 14)
ASSETS
Current assets:
  Cash and cash equivalents                                         $    252,049        $    276,807
  Accounts receivable                                                    606,642             582,584
  Income taxes receivable                                                103,761             103,761
  Receivables from affiliates (Note 9)                                 1,798,350             200,000
  Inventories (Note 2)                                                   720,507             663,058
  Assets held for sale (Note 1)                                                -             218,000
  Marketing supplies                                                      77,530             134,452
  Deferred stock offering costs                                                -             386,573
  Prepaid expenses and other current assets                              221,223             123,407
                                                                    ------------        ------------
    Total current assets                                               3,780,062           2,688,642
Property and equipment, net (Note 3)                                  11,968,471           4,117,558
Advances to affiliates (Note 9)                                                -             500,000
Other noncurrent assets                                                   40,000              67,244
                                                                    ------------        ------------
Total assets                                                        $ 15,788,533        $  7,373,444
                                                                    ------------        ------------
                                                                    ------------        ------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Line of credit (Note 4)                                           $  1,041,000        $    500,000
  Current portion of long-term debt and capital leases (Note 5)          285,318              41,182
  Notes payable (Note 4)                                               1,150,000                   -
  Accounts payable                                                     2,427,073             870,731
  Container deposits                                                     130,921              50,000
  Accrued stock offering costs                                                 -             206,000
  Accrued payroll and other liabilities                                  309,256             217,125
                                                                    ------------        ------------
    Total current liabilities                                          5,343,568           1,885,038

Long-term debt and capital leases (Note 5)                             1,664,796           1,474,339
Deferred tax liability (Note 8)                                                -             189,964
                                                                    ------------        ------------
    Total liabilities                                                  7,008,364           3,549,341
                                                                    ------------        ------------
Commitments and Contingencies (Notes 5, 10, 12 and 13)

Shareholders' equity (Notes 6, 7, 12 and 13):
  Preferred stock, 15,000,000 shares authorized in 1996,
    no shares issued and outstanding                                           -                   -
  Common stock, no par value, 10,000,000 shares
    authorized, 3,711,097 and 2,421,554 shares issued
    and outstanding at December 31, 1996 and 1995                     11,064,480           3,356,488
  Retained earnings (accumulated deficit)                             (2,284,311)            467,615
                                                                    ------------        ------------
    Total shareholders' equity                                         8,780,169           3,824,103
                                                                    ------------        ------------

Total liabilities and shareholders' equity                          $ 15,788,533        $  7,373,444
                                                                    ------------        ------------
                                                                    ------------        ------------

   The accompanying notes are an intergal part of these financial statements.

NOR'WESTER BREWING COMPANY, INC.

CONSOLIDATED STATEMENT OF OPERATIONS
-------------------------------------------------------------------------------


                                                                                YEAR ENDED DECEMBER 31,
                                                                    1996                1995                1994
                                                               ------------        ------------        ------------
                                                           (RESTATED -NOTE 14)

Gross revenues (Notes 9 and 11)                                $  6,820,691        $  5,871,737        $  2,564,994
Less excise taxes                                                  (296,609)           (283,979)           (112,079
                                                               ------------        ------------        ------------
Net revenues                                                      6,524,082           5,587,758           2,452,915

Cost of goods sold (Note 9)                                       5,159,889           3,459,902           1,434,139
                                                               ------------        ------------        ------------

Gross margin                                                      1,364,193           2,127,856           1,018,776

Selling, general and administrative expenses (Note 9)             4,545,559           1,409,023             741,712
                                                               ------------        ------------        ------------

Income (loss) from operations                                    (3,181,366)            718,833             277,064

Interest and other income (expense), net                             38,943             (17,152)             19,840
                                                               ------------        ------------        ------------

Income (loss) before income taxes and
  minority interest in losses of consolidated
  subsidiary companies                                           (3,142,423)            701,681             296,904

Income tax (benefit) expense (Note 8)                              (168,000)            258,954               4,900
                                                               ------------        ------------        ------------

Net income (loss) before minority interest in losses
  of consolidated subsidiary companies                           (2,974,423)            442,727             292,004

Minority interest in losses of consolidated
  subsidiary companies                                              222,497                   -                   -
                                                               ------------        ------------        ------------

Net income (loss)                                              $ (2,751,926)       $    442,727        $    292,004
                                                               ------------        ------------        ------------
                                                               ------------        ------------        ------------

Net income (loss) per common share                             $      (0.74)       $       0.18        $       0.12
                                                               ------------        ------------        ------------
                                                               ------------        ------------        ------------

Weighted average number of common shares
  outstanding                                                     3,696,041           2,420,787           2,339,849
                                                               ------------        ------------        ------------
                                                               ------------        ------------        ------------


   The accompanying notes are an intergal part of these financial statements.

NOR'WESTER BREWING COMPANY, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
-------------------------------------------------------------------------------


                                                                                                   RETAINED
                                                                                                   EARNINGS
                                                                     COMMON STOCK                (ACCUMULATED
                                                           -------------------------------
                                                             SHARES              DOLLARS            DEFICIT)               TOTAL
                                                           -----------       -------------       -------------       -------------
Balances at December 31, 1993                                2,233,799       $   2,260,038       $    (267,116)       $  1,992,922

Net cash proceeds from common stock
  offerings (Note 6)                                           183,198           1,083,609                   -           1,083,609

Issuance of common stock to employees
  and distributors (Note 7)                                      3,276               5,616                   -               5,616

Net income                                                           -                   -             292,004             292,004
                                                           -----------       -------------       -------------       -------------
Balances at December 31, 1994                                2,420,273           3,349,263              24,888           3,374,151

Issuance of common stock to employees
  and distributors (Note 7)                                      1,281               7,225                   -               7,225

Net income                                                           -                   -             442,727             442,727
                                                           -----------       -------------       -------------       -------------
Balances at December 31, 1995                                2,421,554           3,356,488             467,615           3,824,103

Net proceeds from common stock offering
  (Note 6)                                                   1,287,500           7,693,916                   -           7,693,916

Issuance of common stock to employees
  and distributors (Note 7)                                      2,043              14,076                   -              14,076

Net loss                                                             -                   -          (2,751,926)         (2,751,926)
                                                           -----------       -------------       -------------       -------------
Balances at December 31, 1996
  (Restated - Note 14)                                       3,711,097       $  11,064,480        $ (2,284,311)      $   8,780,169
                                                           -----------       -------------       -------------       -------------
                                                           -----------       -------------       -------------       -------------

   The accompanying notes are an intergal part of these financial statements.

NOR'WESTER BREWING COMPANY, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
-------------------------------------------------------------------------------


                                                                                YEAR ENDED DECEMBER 31,
                                                                     1996                 1995                 1994
                                                                 ------------        ------------        ------------
                                                            (RESTATED - NOTE 14)
Cash flows from operating activities:
  Net income (loss)                                              $ (2,751,926)        $   442,727         $   292,004
  Adjustments to reconcile net income (loss) to net
    cash provided by (used for) operating activities:
      Depreciation                                                    438,388             198,464             133,572
      Amortization                                                     12,032               6,912               4,362
      Deferred income tax expense (benefit)                          (168,000)            174,900              (6,900)
      Stock grants                                                     14,076               7,225               5,616
      Changes in assets and liabilities:
        Accounts receivable                                           (24,058)           (179,661)           (362,012)
        Other receivables                                                   -            (116,173)             (3,997)
        Inventories                                                   (57,449)           (383,161)           (169,642)
        Assets held for sale                                                -            (218,000)                  -
        Marketing supplies                                             56,922             (80,545)            (53,907)
        Prepaid expenses and other current assets                    (119,780)            (55,172)              2,171
        Accounts payable                                            1,556,342             675,182            (108,299)
        Container deposits                                             80,921               4,984              45,016
        Accrued payroll and other liabilities                          92,131             157,897              (1,011)
                                                                 ------------        ------------        ------------
Net cash provided by (used for) operating activities                 (870,401)            635,579            (223,027)
                                                                 ------------        ------------        ------------
Cash flows from investing activities:
  Purchases of equipment                                           (7,873,255)         (2,094,388)         (1,000,086)
  Advances to affiliates                                           (1,098,350)           (700,000)                  -
  Increase in other noncurrent assets                                       -             (33,055)            (18,199)
                                                                 ------------        ------------        ------------
Net cash used for investing activities                             (8,971,605)         (2,827,443)         (1,018,285)
                                                                 ------------        ------------        ------------
Cash flows from financing activities:
  Stock offering proceeds, net                                      7,693,916                   -           1,083,609
  Increase in deferred stock offering costs                                 -            (386,573)                  -
  Increase in accrued stock offering costs                                  -             206,000                   -
  Principal payments on capital lease obligation                       (2,261)               (633)                  -
  Proceeds from long-term debt and line of credit                   2,125,593           2,000,000                   -
                                                                 ------------        ------------        ------------
Net cash provided by financing activities                           9,817,248           1,818,794           1,083,609
                                                                 ------------        ------------        ------------

Net decrease in cash and cash equivalents                             (24,758)           (373,070)           (157,703)

Cash and cash equivalents - beginning of period                       276,807             649,877             807,580
                                                                 ------------        ------------        ------------
Cash and cash equivalents - end of period                        $    252,049        $    276,807        $    649,877
                                                                 ------------        ------------        ------------
                                                                 ------------        ------------        ------------

   The accompanying notes are an intergal part of these financial statements.

NOR'WESTER BREWING COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

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

     The Company has recorded significant losses in the current year, has negative working capital of $1,563,506, is not in compliance with its debt covenants, and has limited access to capital with which to fund future operations. There can be no assurance that the Company will produce and sell its products on a profitable basis to sustain operations. Such factors, among others, raise substantial doubt as to its ability to continue as a going concern. Subsequent to December 31, 1996 the Company entered into an investment agreement to be merged with other affiliated companies and convert its stock into shares of a new publicly traded entity as discussed in Note 12.

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

     PRINCIPLES OF CONSOLIDATION
     The consolidated financial statements include the accounts of Nor'Wester Brewing Company and its subsidiary, North Country Joint Venture (NCJV) (see
     Note 9). NCJV was formed in January 1996. For the first nine months of 1996, the Company owned 61% of NCJV and the remaining 39% was owned by North Country Brewing Company, Inc., an affiliated company. In October 1996, NCJV became a wholly-owned subsidiary of the Company. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

NOR'WESTER BREWING COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

1.   SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company adopted the statement in fiscal 1996; however, the adoption has not had a significant impact on the Company's financial statements. Management expects the Company's long-lived assets to be used by the newly formed public company (see Note 12).

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

NOR'WESTER BREWING COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

1.   SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     NET INCOME (LOSS) PER COMMON SHARE (CONTINUED)
     Net income (loss) per common share is computed based on the weighted average number of common shares outstanding, including common stock equivalent shares from stock options if their effect is dilutive.

     STATEMENT OF CASH FLOWS
     The Company considers short-term investments which are highly liquid, are readily convertible into cash and have original maturities of fewer than three months to be cash equivalents for the purposes of cash flows. For the years ended December 31, 1996, 1995, and 1994, the Company paid interest of $85,166, $56,249, and $0, respectively. Income tax payments of $0, $191,000, and $18,500 were made in 1996, 1995, and 1994, respectively.
     During 1996, $218,000 in equipment previously recorded as assets held for sale were transferred into the property, plant and equipment balance (see
     Note 1). In addition, certain equipment was transferred to the Company from affiliated companies. These non-cash transactions have been excluded from the accompanying statement of cash flows. During 1995, the Company obtained approximately $15,000 of assets under a capital lease obligation.

     FAIR MARKET VALUE OF FINANCIAL INSTRUMENTS
     The fair market value of the Company's recorded financial instruments approximates their respective recorded balances, as the recorded assets and liabilities are stated at amounts expected to be realized or paid, or carry interest rates commensurate with current rates for instruments with a similar duration and degree of risk.

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

NOR'WESTER BREWING COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

2.   INVENTORIES

     Inventories consist of:
                                                             December 31,
                                                         1996             1995
                                                     ----------     -----------
      Beer-making and packaging materials            $  460,423     $   378,384
      Work in process (costs relating to
        unprocessed or unbottled beer products)          75,553          68,101
      Finished goods (beer and related products)        184,531         216,573
                                                     ----------     -----------
                                                     $  720,507      $  663,058
                                                     ----------     -----------
                                                     ----------     -----------


3.    PROPERTY AND EQUIPMENT

      Property and equipment consist of:
                                                             DECEMBER 31,
                                                         1996            1995
                                                     ----------     -----------
      Land and improvements                          $  243,071     $   237,072
      Leasehold improvements                          2,338,391         485,200
      Equipment                                       9,612,828       3,034,972
      Construction in progress                          547,792         705,568
                                                   ------------    ------------
                                                     12,742,082       4,462,812

      Less accumulated depreciation                    (773,611)       (345,254
                                                   ------------    ------------)
                                                   $ 11,968,471     $ 4,117,558
                                                   ------------    ------------
                                                   ------------    ------------

4.   LINE OF CREDIT AND SHORT TERM NOTES PAYABLE

     In October 1995, the Company obtained a $1,000,000 revolving line of credit bearing interest at the bank's reference rate plus 0.5% (8.75% at December 31, 1996). This revolving line of credit expired on December 31, 1996. It is secured by the Company's assets, and contains certain covenants and restrictions (see Note 5). At December 31, 1996 and 1995, $1,000,000 and $500,000, respectively, was outstanding under this line of credit. In addition, the Company's North Country subsidiary obtained a $50,000 line of credit in 1996 bearing interest at 9.75% of which the outstanding balance was $41,000 at December 31, 1996.

     In October 1996, the president of the Company loaned the Company $250,000 at 10% interest. Repayment of the loan is required upon completion of the proposed merger with UBA (see Note 12).

     As of December 31, 1996 the Company had also obtained $900,000 at 11.25% in bridge loans related to an investment agreement the Company entered into (see Note 12).

NOR'WESTER BREWING COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

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

     At December 31, 1996, the Company was not in compliance with certain of its loan covenants relating both to the non-revolving credit facility and the revolving line of credit discussed in Note 4. The Company is involved in discussions with the lender in order to (i) renew the $1 million revolving line of credit facility to mature on the earlier of September 30, 1997, or 10 days following closing of the investment by UBA (see Note 12) and (ii) waive the loan covenants associated with these loans so long as the Company remains in compliance with all terms of the investment agreement and achieves reasonable progress toward closing the investment with UBA. However, final approval of amendment to the lender's loan agreements has not yet been received. If final approval is not received or if received but the Company subsequently violates the terms of the amendment, then the Company would be in default of its loans which could lead to foreclosure and sale of all or an important part of the Company's assets. Such an event would have a material adverse impact on the Company's business, financial condition and results of operations.

     During 1995, the Company also entered into a capital lease obligation related to the acquisition of certain assets. This lease requires monthly payments of $248 through 2002. Principal payments under the Company's credit facility and capital lease are summarized as follows:



 YEAR ENDED                              CAPITAL LEASES                                 DEBT                TOTAL
                        ---------------------------------------------------        --------------------------------
 DECEMBER 31,             PRINCIPAL         INTEREST                TOTAL            PRINCIPAL            PRINCIPAL
---------------         -----------        ------------        ------------        ------------        ------------
   1997                 $     1,878        $      1,051        $      2,929        $    283,440        $    285,318
   1998                       2,056                 888               2,944             283,440             285,496
   1999                       2,239                 712               2,951             283,440             285,679
   2000                       2,443                 521               2,964             283,440             285,883
   2001                       2,657                 313               2,970             283,440             286,097
   Thereafter                 2,010                  90               2,100             519,631             521,641
                        -----------        ------------        ------------        ------------        ------------
                        $    13,283        $      3,575        $     16,858        $  1,936,831           1,950,114
                        -----------        ------------        ------------        ------------
                        -----------        ------------        ------------        ------------
   Less current
     portion                                                                                                285,318
                                                                                                       ------------

                                                                                                       $  1,664,796
                                                                                                       ------------
                                                                                                       ------------

NOR'WESTER BREWING COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

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

     During 1994, the Company sold 183,198 shares at $6.89 per share, respectively, pursuant to a Regulation A public offering filed with the U.S. Securities and Exchange Commission. Cash proceeds, net of offering expenses of $178,625 aggregated $1,083,609 during 1994.

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


7.   STOCK INCENTIVE AND STOCK GRANT PLANS

     In 1993, the Board of Directors established a pool of 128,482 shares for a stock incentive plan for issuance to employees, consultants, distributors and their employees, and directors of the Company pursuant to the exercise of stock options granted under the plan or stock grants or stock sales. Administration of the plan, including determination of the number of shares to be issued, the term of exercise of any option, the option exercise price, and type of options to be granted, lies with the Board of Directors or a duly authorized committee of the Board of Directors. At December 31, 1994, 39,129 options issued under this plan were outstanding. Of these, 33,687 have an exercise price of $1.99 per share, and 5,442 have an exercise price of $6.89 per share. The options began vesting ratably over a five- to ten-year period beginning in January 1995. During the year ended December 31, 1995, an additional 71,110 options were granted and 40,950 were subsequently cancelled. Of the options granted in 1995, 68,100 had an exercise price of $7.00 per share, 30,000 of which vest ratably over ten years and 38,100 of which vest ratably over five years; 3,010 had an exercise price of $6.65 per share and a vesting period of five years.

NOR'WESTER BREWING COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

7.   STOCK INCENTIVE AND STOCK GRANT PLANS (CONTINUED)

     During the year ended December 31, 1996, 77,750 options were granted, and 20,500 were subsequently canceled. Of the options granted in 1996 and still outstanding at December 31, 1996, 17,500 have an exercise price of $7.00 per share and a vesting period of five years, 1,250 have an exercise price of $7.00 per share and a vesting period of two years; 18,500 have an exercise price of $6.75 per share and a vesting period of ten years; 15,000 have an exercise price of $6.75 per share and a vesting period of five years; 2,000 have an exercise price of $5.75 per share and a vesting period of ten years; and 3,000 have an exercise price of $5.75 and a vesting period of one year.

     No compensation expense has been recorded as a result of granting any of the options as all such options were granted with an exercise price equal to the market price on the date of grant. No options have been exercised to date.

     In January 1996, the shareholders of the Company approved an increase to the number of shares available under the Company's stock incentive plan to 360,000 shares. In January 1996, the shareholders also approved the adoption of a non-employee director's stock option plan and the reservation of 40,000 shares thereunder. Additionally, the Company grants shares of common stock to distributors and their employees to establish the Company's distribution network. Eligible persons receive seven shares of stock each. During the years ended December 31, 1996, 1995, and 1994, the Company granted 2,043, 1,281, and 3,276 shares, respectively, to distributors and their employees. Selling, general and administrative expenses for the years ended December 31, 1996, 1995, and 1994 include $14,076, $7,225, and
     $5,616, respectively, related to the grant of these shares.

     The Company has elected to account for its stock-based compensation under Accounting Principles Board Opinion No. 25. The Company has determined that the pro forma effects of applying SFAS 123 would have resulted in a pro forma net loss of $2,812,822 ($0.76 per share) for the year ended December 31, 1996 and pro forma net income of $404,959 ($0.17 per share) for the year ended December 31, 1995. The effects of applying SFAS 123 for providing pro forma disclosure for 1996 and 1995 are not likely to be representative of the effects in reported net income and earnings per share for future years since options vest over several years and additional awards are made each year. This determination was made using the Black-Scholes option pricing model. The weighted average assumptions used for stock option grants for 1996 and 1995 were a risk-free interest rate of 6.27% and 5.88%, respectively, an expected dividend yield of 0% and 0%, respectively, an expected life of 7.07 years and 7.55 years, respectively, and an expected volatility of 57% and 54%, respectively. The weighted average fair value of stock options granted in 1996 and 1995 was $4.06 and $4.01, respectively.

     Options were assumed to be exercised upon vesting for purposes of this valuation. Adjustments are made for options forfeited prior to vesting. For the years ended December 31, 1996 and 1995, the total value of the options granted was computed to be $317,289 and $285,151, respectively, which would be amortized on a straight-line basis over the vesting period of the options.

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

8.   INCOME TAXES

     The provision for income taxes consists of:
                                           YEAR ENDED DECEMBER 31,
                                      1996            1995           1994
                                   ----------      ---------      ---------
     Current tax expense:
          Federal                  $        -      $  75,740      $   8,100
          State                             -          8,314          3,700
                                   ----------      ---------      ---------
                                            -         84,054         11,800
                                   ----------      ---------      ---------

     Deferred (benefit):
          Federal                    (148,905)       155,660         (4,800)
          State                       (19,095)        19,240         (2,100)
                                   ----------      ---------      ---------
                                     (168,000)       174,900         (6,900)
                                   ----------      ---------      ---------
                                   $ (168,000)     $ 258,954      $   4,900
                                   ----------      ---------      ---------
                                   ----------      ---------      ---------

     The benefit for income taxes differs from the amount of incomes taxes determined by applying the U.S. statutory graduated federal rate due to the following:

                                                      YEAR ENDED DECEMBER 31,
                                                     1996        1995     1994
                                                   -------     -------   ------
          Federal statutory rate (graduated)          34.0%       33.3%    33.4%
          State taxes, net of federal benefit          4.2%        3.8      4.4
          Reserve of net deferred tax assets         (33.1)%         -        -
          Permanent differences                       (0.4)%       0.5        -
          Utilization of fully reserved tax assets       -           -    (36.1)
          Other                                        0.3        (0.7)        -
                                                   -------     -------   ------
                                                       5.0%       36.9%     1.7%
                                                   -------     -------   ------
                                                   -------     -------   ------

NOR'WESTER BREWING COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

8.   INCOME TAXES (CONTINUED)

     Deferred tax assets (liabilities) consist of:


                                                                         DECEMBER 31,
                                                                   1996               1995
                                                                -----------         -----------
    Tax credit carryforwards                                    $    10,109         $    10,108
    Fixed assets                                                          -                   -
    Net operating loss carryforward                               1,639,738                   -
    Other                                                            20,489              11,856
                                                                -----------         -----------
    Gross deferred tax assets                                     1,670,336              21,964
                                                                -----------         -----------
    Fixed assets                                                   (558,839)            189,964
                                                                -----------         -----------
    Gross deferred tax liabilities                                 (558,839)            189,964
                                                                -----------         -----------
    Deferred tax asset (liability) before
      valuation allowance                                         1,111,497            (168,000)

    Deferred tax valuation allowance                             (1,111,497)                   -
                                                                -----------         -----------
    Net deferred (liability)                                    $         -          $ (168,000)
                                                                -----------         -----------
                                                                -----------         -----------
   Deferred tax assets (liabilities) are classified as follows:

                                                                          DECEMBER 31,
                                                                    1996               1995
                                                                -----------         -----------
    Non-current asset                                           $         -        $          -
    Non-current liability                                                 -            (189,964)
    Current asset                                                                        21,964
                                                                -----------         -----------
                                                                $         -         $  (168,000)
                                                                -----------         -----------
                                                                -----------         -----------


     The current deferred tax asset at December 31, 1995 is included in prepaid expenses and other current assets in the accompanying balance sheet.

     As of December 31, 1996, the Company had a net operating loss carryforward aggregating approximately $4,168,000 for federal income tax purposes, which may be used to offset future taxable income, if any. The annual utilization of this carryforward may be limited after the Company undergoes the ownership change anticipated by management or fails to meet the continuity of business requirements defined by the Internal Revenue Code (see Note 12). The Company's net operating loss carryforward expires in 2012.

NOR'WESTER BREWING COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

9.   RELATED PARTIES

     NATURE OF RELATED PARTIES
     The Company's president partially owns and controls Willamette Valley Vineyards (WVV), a winery in Oregon, and Willamette Valley Inc. Microbreweries across America (WVI), a company organized to establish microbreweries throughout the United States. Additionally, the Company's president is the president of each of the following subsidiaries of WVI:
     Aviator Ales, Inc. (AAI); Mile High Brewing Company (MHBC); Bayhawk Ales, Inc. (BAI); and North Country Brewing Company, Inc. (NCBCI), development stage companies located in Washington, Colorado, California, and New York, respectively. As a result of certain arrangements between the Company and its affiliates, as well as the Company president's positions with and/or ownership interests in each of these companies, inherent conflicts of interest exist with respect to the pricing of services, the sharing of resources and the allocation of the Company president's time.

     RELATED PARTY TRANSACTIONS
     The Company has purchased management services from WVV and WVI, consisting of secretarial, accounting, marketing, administrative, stock transfer, and brewery payroll services provided on a cost-plus fee basis. WVV provided such services through June 1994, at which time WVI began providing these services. In 1994, charges for services provided to the Company by WVV and WVI aggregated approximately $260,000, of which approximately $218,000 is included in selling, general and administrative expenses, and $42,000 has been charged against stock offering proceeds in the 1994 financial statements. At December 31, 1995, accounts payable include approximately $45,000 owed to WVI as a result of these transactions. During the year ended December 31, 1995, charges for services provided to the Company by WVI aggregated approximately $363,000 of which approximately $51,000 is included in deferred stock offering costs, and approximately $312,000 is included in selling, general and administrative expenses in the statement of operations for the year ended December 31, 1995. During 1996, charges for services provided to the Company by WVI and WVV aggregated approximately $66,000 all of which is included in selling, general and administrative expenses in the 1996 statement of operations.

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

NOR'WESTER BREWING COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

9.   RELATED PARTIES (CONTINUED)

     STRATEGIC ALLIANCE AND COOPERATIVE BREWING AGREEMENTS
     In December 1995, the Company entered into a Strategic Alliance (the "Alliance") with AAI, MHBC, BAI, NCBCI, and WVI. The Company, AAI, MHBC, BAI, NCBCI, and WVI are collectively referred to as "Alliance members," and the Company, AAI, MHBC, and BAI are collectively referred to as the "Cooperative Brewers" and individually referred to as a "Cooperative Brewer." The purpose of the Alliance is to promote and support the growth of all of the Alliance members by increasing production at each Cooperative Brewer's facility and supporting the entry of Nor'Wester products into new markets. To achieve this goal, each Cooperative Brewer has agreed to cooperatively brew Nor'Wester's products, and to support the entry of these products into new markets by facilitating Nor'Wester's access to the Cooperative Brewer's network of distributors.

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

     ADVANCES TO AFFILIATES
     In connection with the Cooperative Brewing Agreements with AAI and MHBC described above, Nor'Wester advanced $250,000 to each of AAI and MHBC in December 1995 for the purchase of ingredients and packaging materials for the cooperative brewers' initial production of Nor'Wester's products. In 1996, the Company advanced $100,000, $250,000 and $50,000 to AAI, MHBC and WVI, respectively, for cooperative brewing purchases and for operating expenses. These advances remain outstanding although the cooperative brewing agreement has been terminated. Because these advances will eventually be eliminated when the proposed merger occurs, as discussed in
     Note 12, these advances have been classified as current receivables from affiliates at December 31, 1996.

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

     RECEIVABLES FROM AFFILIATES
     The Company has not been repaid for a significant portion of the services provided and cash advanced to the affiliated companies. Accordingly, the Company has recorded on the accompanying balance sheet receivables from affiliates aggregating $1,798,350. Because these receivables are

NOR'WESTER BREWING COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

9.   RELATED PARTIES (CONTINUED)

     expected to be eliminated or received in cash after the expected merger with UBA occurs (see Note 12), these receivables have been classified as current at December 31, 1996. Receivables from each of the affiliated companies are as follows:

               WVV                     $    33,814
               WVI                         323,590
               AAI                         570,090
               MHBC                        703,446
               BAI                          72,179
               NCBCI                        95,231
                                       -----------
                                       $ 1,798,350
                                       -----------
                                       -----------

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

     Approximate future minimum lease payments for both facilities, including payments under the renewal terms, are:

               1997                    $   178,740
               1998                        178,740
               1999                        167,940
               2000                        167,940
               2001                        167,940
               Thereafter                1,226,417
                                       -----------
                                       $ 2,087,717
                                       -----------
                                       -----------

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

     In addition, due to the nature of the industry the Company operates in, the Company is exposed to certain hazards and liability risks resulting from brewery operations which could impact the Company negatively.

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


11.  SIGNIFICANT CUSTOMERS

     In 1996, the Company sold approximately 47% of its products to wholesale distributors located in Oregon. Sales to the Company's largest customers represented 16% of total revenues. For the year ended December 31, 1995, sales to the Company's largest customer represented 19% of total revenues, respectively. For the year ended December 31, 1994, sales to the Company's largest customer represented 28% of total revenues.


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

                 COMPANY                   EXCHANGE RATIO
               ----------                  --------------
               Nor'Wester                           1:1
               WVI                            1.99159:1
               AAI                            2.98739:1
               BAI                            1.99159:1
               MHBC                           2.98739:1


     Following the merger, UBA has proposed to invest $8.63 million in exchange for a 45% equity interest in the new entity, UCB. Of the $8.63 million proposed investment by UBA, $2.75 million is in the form of bridge loans conditionally available to Nor'Wester during the consolidation phase. As of March 21, 1997, $1,500,000 has already been loaned to Nor'Wester, the majority of which has been advanced to North Country. At closing, it is anticipated that the bridge loans will be converted into shares of UCB and the remaining $5.88 million cash investment will be made directly in shares of UCB (see Note 13).

     All principal and interest related to the bridge loans is secured by the assets of North Country Joint Venture, the Company's wholly-owned subsidiary, and by the Company's ownership interest in North Country Joint Venture. Repayment of all principal and interest is guaranteed personally by the Company's president.

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

     Immediately following the proposed investment by UBA, UBA would own 45% and the Company's president would own 10% of UCB. The public shareholders of Nor'Wester, WVI, and WVI's subsidiaries would own the remaining 45% of UCB (see Note 13).

NOR'WESTER BREWING COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

13.  SUBSEQUENT EVENTS

     In light of lower than anticipated 1996 results, lower than anticipated first quarter 1997 sales and other operating results and adverse conditions within the craft beer industry in general, representatives of UBA and management and the investment bankers of the affiliated companies are in the process of renegotiating the terms of the UBA investment discussed in
     Note 12. The renegotiation will reflect a significantly lower valuation and a change in the exchange ratios for the affiliate companies, a reduction in the total amount of cash to be invested by UBA to $5.5 million and a reduction of UBA's percentage ownership position in UCB to 40% following the consolidation. It is anticipated that the $2.75 million bridge loan amount will not be reduced. The existing shareholders in the affiliated Companies would retain a 60% interest in UCB. The exact distribution of ownership interests among shareholders of the affiliated companies has not yet been determined. Management will soon seek Board approval by each of the affiliated companies of any renegotiated terms. Failure of the parties to reach a mutually agreeable renegotiated investment agreement could lead to a loss of the bridge loans and the remainder of the UBA investment which would materially and adversely affect the Company's financial condition and results of operations. There can be no assurance that the proposed merger will be completed or that the Company will obtain the capital needed to sustain operations.


14.  RESTATEMENT OF FINANCIAL STATEMENTS

     The accompanying 1996 consolidated financial statements have been restated to revise the Company's share of the losses sustained by North Country Joint Venture, LLC, which was purchased by the Company in October 1996 from WVI, an affiliated company. The effects of this restatement on the consolidated financial statements are summarized below:

                                                   AS OF AND FOR THE YEAR ENDED
                                                        DECEMBER 31, 1996
                                                  AS PREVIOUSLY
                                                      REPORTED       AS RESTATED
                                                  -------------   -------------
  Consolidated balance sheet:
     Receivables from affiliates                  $   1,575,853   $   1,798,350
     Retained earnings (accumulated deficit)         (2,506,808)     (2,284,311)

  Consolidated statement of operations:
     Selling, general and administrative expenses     4,768,056       4,545,559
     Net loss                                        (2,974,423)     (2,751,926)
     Net loss per share                                    (.80)          (0.74)