Form 10QSB
period 1997-03-31
NORWESTER BREWING CO INC
filed 1997-05-15
CIK 895670

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

             For the Quarter Ended March 31, 1997

                 Commission File Number  0-27458

                 NOR'WESTER BREWING COMPANY, INC.

        (Exact name of registrant as specified in charter)

             Oregon                         93-1099661
(State or other jurisdiction of          (I.R.S. Employer)
 incorporation or organization        Identification Number)



                      66 SE Morrison Street
                      Portland, Oregon 97214
                          (503) 232-9771

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

Number of shares of common stock outstanding as of March
31, 1997: 3,711,097 shares, no par value.



                       NOR'WESTER BREWING COMPANY, INC.

                             INDEX TO FORM 10-QSB


PART I - FINANCIAL INFORMATION

The information included herein is unaudited. However, such information reflects all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of the Company's management, necessary for a fair presentation of the results of operations for the interim periods. The interim financial information and notes thereto should be read in conjunction with the Company's latest annual report on Form 10-KSB/A. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of results to be expected for the entire year.

   Item 1 - Consolidated Financial Statements

      Consolidated Balance Sheet March 31, 1997 and December 31, 1996

      Consolidated Statement of Operations -  Three Months Ended
       March 31, 1997 and 1996

      Consolidated Statement of Cash Flows -  Three Months Ended
       March 31, 1997 and 1996

      Notes to Consolidated Financial Statements

   Item 2  Management's Discussion and Analysis of
      Financial Condition and Results of Operations

Part II - Other Information

   Item 3 -- Defaults Upon Senior Securities
   Item 6 -- Exhibits and Reports on Form 8-K


Signatures


Item 1 - Consolidated Financial Statements


                     NOR'WESTER BREWING COMPANY, INC.
                        Consolidated Balance Sheet

                                            March 31,
                                              1997       December 31,
ASSETS                                     (unaudited)       1996
Current assets:                           -----------    -----------
   Cash and cash equivalents                 $80,543       $252,049
   Accounts receivable                       592,813        606,642
   Income tax receivable                     103,761        103,761
   Receivable from affiliated companies    1,928,984      1,798,350
   Inventories                               830,902        720,507
   Marketing supplies                         77,982         77,530
   Other current assets, net                 336,912        221,223
                                           ---------      ---------
   Total current assets                    3,951,897      3,780,062

Property and equipment, net               11,787,919     11,968,471
Other non-current assets, net                 65,000         40,000
                                          ----------     ----------
Total assets                             $15,804,816    $15,788,533
                                          ==========     ==========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Line of credit                         $1,041,000     $1,041,000
   Current portion of long-term debt
     and capital lease                     1,939,289        285,318
   Notes payable                           1,750,000      1,150,000
   Accounts payable                        2,356,868      2,427,073
   Container deposits                        127,396        130,921
   Accrued payroll and other
     liabilities                             223,266        309,256
                                           ---------      ---------
   Total current liabilities               7,437,819      5,343,568

Long-term debt and capital lease              10,825      1,664,796
                                           ---------      ---------
   Total liabilities                       7,448,644      7,008,364

Shareholders' equity:
   Preferred stock, 15,000,000 shares
    authorized in 1996, no shares
    issued and outstanding                         -              -
   Common stock, no par value - 10,000,000
    shares authorized, 3,711,097 shares
    outstanding                           11,064,480     11,064,480

Accumulated deficit                       (2,708,308)    (2,284,311)
                                           ---------      ---------
Total shareholders' equity                 8,356,172      8,780,169
                                           ---------      ---------
Total liabilities and
   shareholders' equity                  $15,804,816    $15,788,533
                                          ==========     ==========




                       NOR'WESTER BREWING COMPANY, INC.

                    Consolidated Statement of Operations
                                 (unaudited)



                                          Three Months Ended March 31,
                                             1997              1996
                                          ----------        ----------
Gross sales                               $1,317,212        $1,554,845
Less: excise taxes                           (63,365)          (75,059)
                                           ---------         ---------
Net sales                                  1,253,847         1,479,786

Cost of sales                                980,409           968,267
                                           ---------         ---------
Gross profit                                 273,438           511,519

Selling, general and administrative
  expenses                                   578,838           475,471
                                           ---------         ---------
Income (loss) from operations               (305,400)           36,048

Interest and other income, net              (118,597)           38,321
                                           ---------         ---------
Income (loss) before income taxes and
   minority interest                        (423,997)           74,369

Provision for income taxes	                        -           (29,004)
                                           ---------         ---------
Income (loss) before minority interest      (423,997)           45,365

Minority interest                                  -            17,692
                                           ---------         ---------
Net income (loss)                          $(423,997)          $63,057
                                           =========         =========
Net income (loss) per common share            $(0.11)            $0.02
                                           =========         =========
Weighted average number of
common shares outstanding                  3,711,097         3,651,554
                                           ----------        ---------




                      NOR'WESTER BREWING COMPANY, INC.

                   Consolidated Statement of Cash Flows
                               (unaudited)

                                          Three Months Ended March 31,
                                               1997           1996
Cash flows from operating                  ----------      ----------
activities:
   Net income (loss)                       $(423,997)        $63,057
   Minority interest in loss from
     joint venture                                 -         (17,692)
   Reconciliation of net income to net
     cash provided by operating activities:
     Depreciation and amortization           209,707          67,742
     Changes in assets and liabilities:
       Accounts receivable                    13,829        (126,284)
      Inventories                           (110,395)         14,732
      Other current assets                  (116,141)        239,957
      Other non-current assets               (25,000)        102,521
      Accounts payable                       (70,205)       (391,715)
      Accrued liabilities and container
        deposits                             (89,515)       (259,992)
                                           ---------        --------
   Net cash used for operating activities   (611,717)       (307,674)

Cash flows from investing activities
   Advances to affiliated companies         (130,634)       (218,966)
   Purchases of property and equipment       (29,155)       (928,938)
                                           ---------       ---------
   Net cash used for investing activities   (159,789)     (1,147,904)

Cash flows from financing activities:
   Payments on line of credit                      -        (500,000)
   Increase in borrowings                    600,000         231,282
   Net proceeds from stock offering                -       7,689,840
                                           ---------       ---------
Net cash provided by financing activities    600,000       7,421,122
                                           ---------       ---------
Net increase (decrease) in cash and
  cash equivalents                          (171,506)      5,965,544

Cash and cash equivalents:
   Beginning of period                       252,049         276,807
                                           ---------       ---------
   End of period                             $80,543      $6,242,351
                                           =========       =========



                       NOR'WESTER BREWING COMPANY, INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

BASIS OF PRESENTATION

The Company's consolidated financial statements enclosed herein are unaudited and, because of the seasonal nature of the business and the varying schedule of its special sales efforts, these results are not necessarily indicative of the results to be expected for the entire year. In the opinion of management, the interim financial statements reflect all adjustments, consisting of only normal recurring items which are necessary for a fair presentation of the results for the periods presented. The accompanying financial statements have been prepared in accordance with GAAP and SEC guidelines applicable to interim financial information which require management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. The accompanying financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 1996.

The Company has recorded significant losses in the quarter ended March 31, 1997 and during the prior year, has negative working capital of $3.5 million, is not in compliance with certain debt covenants containde in its bank loan agreement, and has limited access to capital with which to fund future operations. There can be no assurance that the Company will produce and sell its products on a profitable basis to sustain operations. Such factors, among others, raise substantial doubt as to its ability to continue as a going concern. During the quarter ended March 31, 1997 the Company entered into an investment agreement to be merged with other affiliated companies and convert its stock into shares of a new publicly traded entity as discussed in the Pending Consolidation note below.

Statement of Cash Flows

The Company considers short-term investments which are highly liquid, have maturities of fewer than three months and are readily convertible into cash to be cash equivalents.

During the quarter ended March 31, 1996 the North Country Brewing Company, Inc. ("NCBCI") entered into a joint venture agreement with the Company relating to the ownership and operation of a brewery in Saratoga Springs New York. NCBCI financed its minority interest in the joint venture with a short-term note payable, in the amount of $2,550,000, to the joint venture. NCBCI has failed to make payment on the note and its interest in the joint venture has been terminated. This non-cash transaction has been excluded from the accompanying statement of cash flows.

Inventories

Inventories consist of the following:
                                        March 31,      December 31,
                                          1997             1996
                                    -------------      ------------
Beer-making and packaging materials  $    520,806       $   460,423
Work-in-process                            74,933            75,553
Finished goods                            235,163           184,531
                                    -------------      ------------
                                     $    830,902       $   720,507


                      NOR'WESTER BREWING COMPANY, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                               (Unaudited)


Property and Equipment

Property and Equipment consists of the following:

                                          March 31,      December 31,
                                            1997              1996
                                       --------------    -------------
Land and improvements                   $     243,072     $    243,071
Leasehold improvements                      2,359,098        2,338,391
Equipment                                  10,004,764        9,612,828
Construction in progress                      164,303          547,792
                                       --------------    -------------
                                           12,771,237       12,742,082
Less accumulated depreciation                (983,318)        (773,611)
                                       --------------   --------------
                                        $  11,787,919   $   11,968,471
                                       ==============  ===============


Shareholders' Equity

The Company is authorized to issue 10 million shares of its common stock. Each share of common stock entitles the holder to one vote. At its discretion, the Board of Directors may declare dividends on shares of common stock, although the Board does not anticipate paying dividends in the foreseeable future.

During 1996, the Company completed a public offering of 1,115,000 shares of common stock at $7.00 per share. The underwriters for the offering exercised an over-allotment option for an additional 172,500 shares of common stock at $7.00 per share. Net proceeds to the Company totaled approximately $7,963,000, net of selling commissions and offering expenses of approximately $1,320,000.

In January 1996, the shareholders of the Company authorized 15 million shares of preferred stock to be available for issuance, the terms of which the Board of Directors have the authority to establish. There are no current agreements or understandings for the issuance of any shares of preferred stock.

Net Loss Per Share

Net loss per common share is calculated based on the weighted average number of common shares and common share equivalents outstanding during the three month periods ended March 31, 1997 and 1996. Outstanding options to purchase shares of the Company's common shares have not been included in the calculation for the quarter ended March 31, 1997 as their effect would be anti-dilutive.

Line of Credit and Notes Payable
The Company had a $1,000,000 revolving bank line of credit bearing interest at thebank's reference rate plus 0.5% (8.75% at March 31, 1997) which expired on December 31, 1996. The line is secured by the Company's assets, and contains certain covenants and restrictions (see Pending Consolidation note) At March 31, 1997 $1,000,000 was outstanding under this line of credit.

In addition, the Company's North Country subsidiary had $41,000 outstanding on a separate line of credit bearing interest at 9.75% at March 31, 1997

The Company has a $250,000 loan payable to its president, bearing interest at 10%. Repayment of the loan is required upon completion of the proposed merger with UBA (see Pending Consolidation note).

The Company has a $1.5 million bridge loan payable to UBA, bearing interest at 11.25%, related to an investment agreement the Company entered into during the three months ended March 31, 1997 (see Pending Consolidation note).

The Company has a $1,842,351 bank term loan which bears interest at the bank's reference rate plus 0.5% (8.63% at March 31, 1997) and is payable in equal monthly installments over seven years. At March 31, 1997, $1,842,351 was borrowed under this facility. This non-revolving credit facility and the revolving credit facility discussed above are secured by the Company's assets and contain covenants which require the Company to maintain financial ratios and prohibit the Company from making any dividend payments without the bank approval.

At March 31, 1997, the Company was not in compliance with certain loan covenants relating to both the non-revolving credit facility and the revolving credit facility. The Company is involved in discussions with the lender in order to (i) renew the $1 million revolving line of credit facility to mature on the earlier of September 30, 1997, or 10 days following closing of the investment by UBA (see Pending Consolidation note). and (ii) waive the loan covenants associated with theses loans so long as the Company remains in compliance with all terms of the investment agreement and achieves reasonable progress toward closing the investment with UBA. Subsequent to March 31, 1997, the bank notified the Company that the non-revolving credit facility would also be due on September 30, 1997. However, final approval of amendment to the lender's loan agreements has not yet been received. If final approval is not received or if received but the Company subsequently violates the terms of the amendment, then the Company would be in default of its loans which could lead to foreclosure and sale of all or an important part of the Company's assets. Such an event would have a material adverse impact on the Company's business, financial condition and results of operations.

The Company is obligated under the provisions of a capital lease to make monthly payments of $248 through the year 2002.

Stock Incentive and Stock Grant Plans
In 1993, the Board of Directors established a pool of 128,482 shares of the Company's common stock for a stock incentive plan for issuance to employees, consultants, distributors and their employees, and directors of the Company pursuant to the exercise of stock options granted under the plan or stock grants or stock sales. Administration of the plan, including determination of the number of shares to be issued, the term of exercise of any option, the option exercise price, and type of options to be granted, lies with the Board of Directors or a duly authorized committee of the Board of Directors.

In January 1996, the shareholders of the Company approved an increase to the number of shares available under the Company's stock incentive plan to 360,000 shares. In January 1996, the shareholders also approved the adoption of a non-employee director's stock option plan and the reservation of 40,000 shares thereunder.

As of March 31, 1997, options for a total of 266,539 shares have been awarded, net of cancellations. Options have vesting periods ranging from two years to ten years. Exercise prices range from $1.99 per share to $3.25 per share with a weighted average exercise price per share of $3.09. No options have been exercised through March 31, 1997. During the quarter ended March 31, 1997, options for 140,000 shares of the Company's common stock were issued with an exercise price of $3.25 per share. In addition, during the quarter ended March 31, 1997, the Company adjusted the exercise price to $3.25 for all previously issued and outstanding options with an exercise price in excess of $3.25. Subsequent to March 31, 1997 the company repriced all outstanding options to $1.75. A total of 126,539 options were re-priced.

No compensation expense has been recorded as a result of granting any of the options as all such options were granted with an exercise price equal to the market price on the date of grant.

Options granted by the Company are expected to be converted to options of the new company expected to be formed in the consolidation of the Company and its affiliates. See Pending Consolidation note. The options will be converted at the same conversion rate as the conversion of common stock discussed in the Pending Consolidation note.


Income Taxes
No benefit for income taxes was recognized for the quarters ended March 31, 1997 and 1996 in the accompanying statement of operations as there can be no assurance that the Company will generate taxable income in the future against which such benefits could be realized.

At March 31, 1997, the Company had a net operating loss carryforward aggregating approximately $4.6 million for federal income tax purposes, which may be used to offset future taxable income, if any. The annual utilization of this carryforward may be limited if the Company undergoes the ownership change anticipated by management (see Pending Consolidation note ) or fails to meet continuity of business requirements defined by the Internal Revenue Code. The Company's net operating loss carryforwards begin expiring in 2013.

Related Parties

Nature of related parties
The Company's president partially owns and controls Willamette Valley Vineyards (WVV), a winery in Oregon, and Willamette Valley Inc.
Microbreweries across America (WVI), a company organized to establish microbreweries throughout the United States. Additionally, the Company's president , Jim Bernau, is the president of each of the following subsidiaries of WVI: Aviatior Ales, Inc. (AAI); Mile High Brewing
Company (MHBC); Bayhawk Ales, Inc. (BAI); and North Country Brewing
Company, Inc. (NCBCI); development stage companies located in Washington, Colorado and California,respectively. As a result of certain arrangements between the Company and its affiliates, as well as the Company president's positions with and/or ownership interests in each of these companies, inherent conflicts of interest exist with respect to the pricing of services, the sharing of resources and allocation of the Company president's time.

Related party transactions
For the three months ended March 31,1996, the Company purchased human resources and other administrative services from affiliated companies, under a general services agreement at a total cost of $12,150. For the three months ended March 31, 1997, the Company performed these services internally.

For the three months ended March 31, 1996, the Company purchased stock and sales support services from an affiliated company, Willamette Valley Vineyards, Inc., for $3,600. For the three months ended March 31, 1997, the Company performed these services internally.

Under the general services agreement, the Company provided services such as accounting, sales management and executive oversight to WVI and it's subsidiaries and WVV. The Company charged affiliates $48,567 for such services for the three months ended March 31, 1997 and $60,075 for the three months ended March 31, 1996.

Strategic Alliance and Cooperative Brewing Agreements
The Company has entered into a Strategic Alliance (the "Alliance") with AAI, MHBC, BAI, NCBCI, and WVI. The Company, AAI, MHBC, and BAI are individually referred to as a "Cooperative Brewer." The purpose of the Alliance is to promote and support the growth of all of the Alliance members by increasing production at each Cooperative Brewer's facility and supporting the entry of Nor'Wester productsinto new markets. To achieve this goal, each Cooperative Brewer agreed to cooperatively brew Nor'Wester's products, and to support the entry of these products into new markets by facilitating Nor'Wester's access to the Cooperative Brewer's network of distributors. However, dut to the fact that Nor'Wester's Portland Brewery is not currently operating at capacity, as well as the fact that attempting to develop other regional markets for its products, the Cooperative Brewing Agreements are not being utilized. Should the consolidation occur as planned (see Pending Consolidation note), the Strategic Alliance and agreements thereunder will terminate.

In connection with the Cooperative Brewing Agreement with AAI and MHBC described above, Nor'Wester advanced $250,000 to each AAI and MHBC during 1995 for the purchase of ingredients and packaging materials for the cooperative brewer's initial production of Nor'Wester's products. In 1996, the Company advanced $100,000 and $350,000 to AAI and MHBC, respectively, for the cooperative brewing purchases and operating expenses. In addition, the Company provided a loan of $35,000 to Bayhawk Ales, Inc. ("BAI") for the purchase of a grain silo and milling system to reduce cooperative brewing costs. At March 31, 1997 these advances remain outstanding. Because management expects these advances will eventually be eliminated when the proposed merger occurs, as discussed in the Pending Consolidation note, these advances have been classified as current receivables from affiliates at March 31, 1997.

Joint Venture Agreement and Principles of Consolidation
In 1996, the Company entered into a joint venture agreement with NCBI for the pupose of constructing, owning and operating a brewery in Saratoga Springs, New York (the "Saratoga Springs Brewery"). Under the terms of this agreement, the Company contributed $4,000,000 in cash and equipment which was used to construct and operate the brewery, as well as certain intangible assets for a 61% interest in the joint venture known as North Country Joint Venture, LLC (NCJV). The Company also advanced $2,550,000 to the joint venture. NCBCI was to repay the Company $2,550,000 in cash by October 1996 for its 39% of the joint venture in accordance with the agreement. NCBI did not repay the Company. Accordingly, NCBCI's rights to NCJV terminated and Nor'Wester became the 100% owner of NCJV. Because Nor'Wester owned 100% of NCJV at March 31, 1997, no minority interest is recorded in the accompanying balance sheet or statement of operations.
The Saratoga Springs brewery makes up approximately 57% of the Company's net fixed assets.

Receivables from affiliates
The Company has not been repaid for a significant portion of the services provided and cash advanced to the affiliated companies. Accordingly, the Company has recorded on the accompanying balance sheet receivables from affiliates aggregating $1.9 million. Because these receivables are expected to be eliminated or received in cash after the proposed merger with UBA occurs (see Pending Consolidation note), these receivables have been classified as current at March 31, 1997. Receivables from each of the affiliated companies are as follows:

     WVV  $   21,093
     WVI     379,275
     AAI     629,857
     MHB     735,134
     BAI      67,497
     NCBI     96,128
          ----------
          $1,928,984


These balances are not expected by management to be fully collected in cash. Instead, a portion is expected to be collected when the assets of MHBC are sold subsequent to March 31, 1997, and the remainder are expected to be eliminated when the companies are merged into the new company expected to be formed (see Pending Consolidation note).

Commitments and Contingencies

Commitments
The Company has entered into five-year operating lease arrangements for brewery and pub facilities in Oregon and New York which expire on January 31, 2000 and February 15, 2002, respectively. The term of the lease in Oregon is renewable for an additional 10 years. The New York lease has three five-year renewal options. Annual payments under the leases total $178,740 (totaling approximately $2,078,717, including payments under renewal terms, over the terms of the leases) plus net charges for property taxes, fire insurance, and utilities. Rent payments are adjusted annually based on increases in the consumer price index, limited to no more than a four percent annual increase. The Company paid lease consideration of $50,000 in 1995 to hold the New York facility until construction began. This payment was capitalized and is being amortized over a period of five years.

Significant Customers
A significant portion of the Company's sales are to distributors located in Oregon.

Pending Consolidation, Bridge Loan, Subsequent Investment By UBA(Private)

The Company, WVI, AAI, MHB and BAI (together the "Affiliated Companies") have entered into an Investment Agreement with United Breweries of America, Inc. ("UBA") dated January 30, 1997 (the "Investment Agreement"). Under the Investment Agreement, UBA is obligated toprovide Nor'Wester with up to $2.75 million in bridge loans as interim financing during the consolidation phase. Advances under the bridge loan areexpected to be used by Nor'Wester to help cover operating expenses and pay existing creditors of the Affiliated Companies until closing of the investment, at which time the balance of UBA's $5.5 million investment is expected to be made. Of the $2.75 million, $1.5 million has already been advanced and spent as of the date of this report.


Item 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



            NOR'WESTER MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Forward-Looking Information

This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-QSB contains forward-looking information within the meaning of the Private Securities Litigation Reform Act of 1995. This forward-looking information involves risks and uncertainties that are based on current expectations, estimates and projections about the Company's business, management's beliefs and assumptions made by management. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and variations of such words and similar expressions are intended to identify such forward-looking information. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking information due to numerous factors, including, but not limited to, availability of financing for operations, successful performance of internal operations, impact of competition, changes in distributor relationship or performance, successful completion of the planned consolidation of the Affiliated Companies, and other risks detailed below as well as those discussed elsewhere in this Form 10-QSB and from time to time in Nor'Wester's Securites and Exchange Commisstion filings and reports.
In addition,such statements could be affected by general industry and market conditions and growth rates, and general domestic economic conditions.

Consolidated Results of Operations

Nor'Wester's Saratoga Springs Brewery (North Country Brewing) began producing and selling beer in October 1996. Therefore, the Company's consolidated results of operations for the quarter ended March 31, 1997 include those of North Country Brewing while the results for the quarter ended March 31, 1996 do not.

Gross Revenues.
Gross revenues from beer, pub and retail products totaled $1,317,212 for the quarter ended March 31, 1997 and $1,554,845 for the quarter ended March 31, 1996. The decrease in revenues is primarily a result of increased competition in its Pacific Northwest market from the continued proliferation of new and existing craft brewers and the introduction of fuller-flavored products by certainmajor national brewers. North Country Brewery's gross revenues represented $497,307 of consolidated gross revenues for the quarter ended March 31, 1997.

Nor'Wester's Portland Brewery currently has an annual production capacity of 41,000 barrels. Nor'Wester sold 4,480 barrels and 7,966 barrels during the quarter ended March 31, 1997 and 1996 respectively.

Nor'Wester's Saratoga Springs Brewery currently has an annual production capacity of 30,000 barrels and sold 2,724 and 0 barrels during the quarter ended March 31, 1997 and 1996, respectively.

Excise Taxes
Excise taxes decreased to $63,365 (4.8 % of gross revenues) for the quarter ended March 31, 1997 from $75,059 (4.8 % of gross revenues) for the quarter ended March 31, 1996. The decrease in excise taxes is the result of the decreasd gross sales on which the taxes are assessed.

Cost of Goods Sold.
Cost of goods sold totaled $980,409 (78 % of net revenues) for the quarter ended March 31, 1997 compared to $968,267 (65 % of net revenues) for the quarter ended March 31, 1996. The increase in cost of goods sold as a percentage of net revenues is due primarily to the commencement of brewing operations at the Saratoga Springs facility which is operating below designed capacity and the increased cost structure due to additional brewing equipment (tanks and cooperage) acquired to meet anticipated sales that never materialized.

Selling, General and Administrative
Selling, general and administrative ("SG&A") expenses increased to $578,838 (46 % of net revenues) for the quarter ended March 31, 1997 from $475,471
(32 % of net revenues) for the quarter ended March 31, 1996. The increase in SG&A expenses is primarily attributable to marketing and related costs associated with initial production at the Saratoga Springs Brewery and increased shipping costs associated with delivering beer to markets located considerable distances from the Portland and Saratoga Brewing facilities.

Net Income (Loss).
As a result of the individual line items discussed above, net loss was $423,997 for the quarter ended March 31, 1997 compared to net income of $63,057 for the quarter ended March 31, 1996.

Liquidity and Capital Resources

Cash and cash equivalents decreased $171,506 to $80,543 for the quarter ended March 31, 1997 primarily due to operating losses incurred during the quarter. Uses of funds included an increase in inventory of $110,395, an increase in other current assets (mostly marketing and point of sale materials) of $116,141, and increases in receivables to affiliates of $130,634. Bridge loans provided by UBA of $600,000 was the primary source of funds.

The Company's working capital deficit was $3,485,922 at March 31, 1997, compared to working capital of $10.4 million at March 31, 1996. The decrease in working capital reflects the use of funds generated from the Company's initial public offering in January 1996 to support the Company's operations, provide capital to build the Saratoga Springs facility, and fund efforts to expand its markets nationally.

Accounts payable at March 31, 1997 totaled $2,365,868 compared to $2,427,073 at December 31, 1996, and $479,000 at March 31, 1996. Of the $2,365,868
at March 31, 1997 $2,093,991 was past due.

At March 31, 1997 and December 31, 1996, the Company had outstanding $2,842,351 million under its bank credit facilities consisting of a $1 million revolving line of credit and a $1,842,351 non-revolving credit facility. The non-revolvingloan bears interest at 8.63% and calls for equal monthly installments over a 7-year period. The revolving line of credit expired on December 31, 1996 and remains unpaid. Under the credit facilities, Nor'Wester must (i) maintain certain financial ratios, (ii) not incur further debt or create or assume any other lien on its property without the bank's prior approval, and (iii) make no payment of dividends without the bank's prior approval. Nor'Wester is in violation of items (i) and (ii).
Nor'Wester is involved in discussions with the lender in order to (i) renew the $1.0 million credit facility to mature on the earlier of September 30, 1997 or 10 days following closing of the investment by UBA and (ii) waive the loan covenants associated with these loans so long as Nor'Wester remains in compliance with all terms of the Investment Agreement and achieves reasonable progress toward closing the investment with UBA. Subsequent to March 31, 1997, the bank notified the Company that the non-revolving credit facility would also be due on September 30, 1997.

In 1996, Nor'Wester utilized capital primarily to finance the construction and start-up of the Saratoga Springs Brewery and increases in brewing capacity to its existing facilities. In addition, Nor'Wester required capital to finance operations and continues to require capital for ongoing operations. The recently completed construction and start-up of the Saratoga Springs Brewery and Nor'Wester's attempts to regain market share in the Portland area for its Nor'Wester branded products has had and is expected to continue to have a material impact on Nor'Wester's assets, liabilities, capital expenditure commitments, and liquidity.

The Company's management believes that projected income from operations is not sufficient to meet the Company's cash needs over the next twelve months. The Company's independent accountants expressed substantial doubt as to the Company's ability to continue as a going concern in their report on the Company's 1996 consolidated financial statements.

DEPENDENCE UPON BRIDGE LOANS AND INVESTMENT FROM UNITED BREWERIES OF AMERICA, INC. The Company has been and continues to be highly dependent upon the receipt of bridge loans and investment funds from UBA to pay creditors and sustain the Company's operations during the expected periods of loss until profitability is restored. Since October 1996 through the date of this report, UBA has provided $1.9 million in bridge loans under the $2.75 million credit facility. The receipt of additional advances under the credit facility and closing of the investment is subject to the Affiliated Companies' compliance with certain covenants and conditions set forth in the Investment Agreement and credit documents, including the condition that no "material adverse effect" occurs in the businesses of the Affiliated Companies as a whole. While the Company is dependent upon the receipt of further bridge and closing of the UBA investment, the Company does not control the business or operations of the other Affiliated Companies and can not assure that it or another Affiliated Company will not violate one or more covenants in the Investment Agreement or that a closing condition will not be met.
Accordingly, there can be no assurance that the Company will receive further bridge loan amounts or that the investment will ultimately close or will close on the terms set forth in the Investment Agreement. See footnotes to consolidated financial statements -- Pending Consolidation.

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

AMOUNTS PAST DUE TO CONTRACTORS, SUPPLIERS AND EQUIPMENT VENDORS.  At March
31, 1997 and as of the date of this report, the Company was past due on $1.9 million and $2.1, respectively, of its accounts payable. The Company has communicated with these creditors and has negotiated acceptable payment terms to be funded primarily through bridge loans from UBA. If the Company does not have the cash needed to pay the amounts due and is not able to work out satisfactory alternative payment arrangements, these contractors, suppliers and vendors may seek to exercise their remedies, including the filing of liens against the Company's assets. As of the date of this report, management is aware of three creditors who have filed liens to secure an aggregate of $414,103 owed. Resolving the Company's payment obligations to its contractors, suppliers and vendors may distract Management from its other duties, involve additional expense, and result in production delays which in turn could have a material adverse impact on the Company's business, financial condition, and results of operations.




PART II.   OTHER INFORMATION

Item 3. Defaults Upon Senior Securities

The Company had a $1,000,000 revolving bank line of credit which expired on December 31, 1996. The line is secured by the Company's assets, and contains certain covenants and restrictions. At March 31, 1997 $1,000,000 was outstanding under this line of credit.

The Company has a $1,842,351 term loan with the same financial institution. At March 31, 1997, $1,842,351 was borrowed under this facility. This and the revolving credit facility discussed above are secured by the Company's assets and contain covenants which require the Company to maintain financial ratios and prohibit the Company from making any dividend payments without the bank approval.

At March 31, 1997, the Company was not in compliance with certain loan covenants relating to both the term loan facility and the revolving credit facility. The Company is involved in discussions with the lender in order to (I) renew the $1 million revolving line of credit facility to mature on the earlier of September 30, 1997, or 10 days following closing of the investment by UBA, and (ii) waive the loan covenants associated with theses loans so long as the Company remains in compliance with all terms of the investment agreement and achieves reasonable progress toward closing the investment with UBA. Subsequent to March 31, 1997, the bank notified the Company that the non-revolving credit facility would also be due on September 30, 1997. However, final approval of amendment to the lender's loan agreements has not yet been received. If final approval is not received or if received but the Company subsequently violates the terms of the amendment, then the Company would be in default of its loans which could lead to foreclosure and sale of all or an important part of the Company's assets.
Such an event would have a material adverse impact on the Company's business, financial condition and results of operations. Subsequent to March 31, 1997 the bank notified the Company that the non-revolving credit facility would also be due on September 30, 1997.


Item 6. Exhibits and Reports on Form 8-K.

 (a) Exhibit 1 - Definitive Investment Agreement press release dated January 30, 1997.

 (b) Reports on Form 8-K:

On January 30, 1997, the Company filed a Form 8-K in connection with its executionof a definitive investment agreement with United Breweries of America, Inc., an affiliate of the UB Group of Bangalore, India. Under terms of the agreement, UBA will invest approximately $9 million in cash in exchange for a 45% equity interest in a new entity comprised of the consolidated businesses of Nor'Wester, North Country Brewing Company, LLC., Willamette Valley, Inc., Microbreweries across America and its affiliates - Aviator Ales, Inc., Bayhawk Ales, Inc., Mile High Brewing Company, Inc. The Form 8-K set forth the terms and conditions of the proposed investment as outlined in the letter of intent ,and included as exhibits copies of the letter of intent dated September 26, 1996, and a January 30, 1997 press release relating to the matter.

Exhibit 1


SIGNATURES


Pursuant to the requirements of the Security Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


NOR'WESTER BREWING COMPANY, INC.




Date:  May 15, 1997    By _________________________
                             James W. Bernau
                             President



SIGNATURES

Pursuant to the requirements of the Security Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


NOR'WESTER BREWING COMPANY, INC.




Date: May 15, 1997 by /s/ James W. Bernau
                          James W. Bernau
                          President