Form 10QSB/A
period 1997-03-31
NORWESTER BREWING CO INC
filed 1997-08-13
CIK 895670

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                 -----------------------------------
                             FORM 10-QSB
                            Amendment #2
                 -----------------------------------

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


Indicate by check mark whether the registrant (1) has filed
all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2)has been subject to such filing requirements for the past 90 days.
                          [X] YES       [ ] NO

Transitional Small Business Disclosure Format
                          [ ] YES       [X] NO

Number of shares of common stock outstanding as of March
31, 1997: 3,711,097 shares, no par value.



                       NOR'WESTER BREWING COMPANY, INC.

                             INDEX TO FORM 10-QSB


PART I - FINANCIAL INFORMATION

The information included herein is unaudited. However, such information reflects all adjustments (consisting solely of normal, recurring adjustments)which are, in the opinion of the Company's management, necessary for a fair presentation of the results of operations for the interim periods. The interim financial information and notes thereto should be read in conjunction with the Company's latest annual report on Form 10-KSB/A. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of results to be expected for the entire year.

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

Part II - Other Information

   Item 3 -- Defaults Upon Senior Securities
   Item 6 -- Exhibits and Reports on Form 8-K


Signatures


Item 1 - Consolidated Financial Statements


                     NOR'WESTER BREWING COMPANY, INC.
                        Consolidated Balance Sheet

                                            March 31,
                                              1997       December 31,
ASSETS                                     (unaudited)       1996
Current assets:                           -----------    -----------
   Cash and cash equivalents                 $80,543       $252,049
   Accounts receivable                       592,813        606,642
   Income tax receivable                     103,761        103,761
   Receivable from affiliated companies    1,928,984      1,798,350
   Inventories                               830,902        720,507
   Marketing supplies                         77,982         77,530
   Other current assets, net                 336,912        221,223
                                           ---------      ---------
   Total current assets                    3,951,897      3,780,062

Property and equipment, net               11,787,919     11,968,471
Other non-current assets, net                 65,000         40,000
                                          ----------     ----------
Total assets                             $15,804,816    $15,788,533
                                          ==========     ==========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Line of credit                         $1,041,000     $1,041,000
   Current portion of long-term debt
     and capital lease                     1,939,289      1,938,709
   Notes payable                           1,750,000      1,150,000
   Accounts payable                        2,356,868      2,427,073
   Container deposits                        127,396        130,921
   Accrued payroll and other
     liabilities                             223,266        309,256
                                           ---------      ---------
   Total current liabilities               7,437,819      5,343,568

Long-term debt and capital lease              10,825      1,664,796
                                           ---------      ---------
   Total liabilities                       7,448,644      7,008,364

Shareholders' equity:
   Preferred stock, 15,000,000 shares
    authorized in 1996, no shares
    issued and outstanding                         -              -
   Common stock, no par value - 10,000,000
    shares authorized, 3,711,097 shares
    outstanding                           11,064,480     11,064,480

Accumulated deficit                       (2,708,308)    (2,284,311)
                                           ---------      ---------
Total shareholders' equity                 8,356,172      8,780,169
                                           ---------      ---------
Total liabilities and
   shareholders' equity                  $15,804,816    $15,788,533
                                          ==========     ==========




                       NOR'WESTER BREWING COMPANY, INC.

                    Consolidated Statement of Operations
                                 (unaudited)



                                          Three Months Ended March 31,
                                             1997              1996
                                          ----------        ----------
Gross sales                               $1,317,212        $1,554,845
Less: excise taxes                           (63,365)          (75,059)
                                           ---------         ---------
Net sales                                  1,253,847         1,479,786

Cost of sales                                980,409           968,267
                                           ---------         ---------
Gross profit                                 273,438           511,519

Selling, general and administrative
  expenses                                   578,838           475,471
                                           ---------         ---------
Income (loss) from operations               (305,400)           36,048

Interest and other income, net              (118,597)           38,321
                                           ---------         ---------
Income (loss) before income taxes and
   minority interest                        (423,997)           74,369

Provision for income taxes	                        -        (29,004)
                                           ---------         ---------
Income (loss) before minority interest      (423,997)           45,365

Minority interest                                  -            17,692
                                           ---------         ---------
Net income (loss)                          $(423,997)          $63,057
                                           =========         =========
Net income (loss) per common share            $(0.11)            $0.02
                                           =========         =========
Weighted average number of
common shares outstanding                  3,696,041         3,651,554
                                           ----------        ---------




                      NOR'WESTER BREWING COMPANY, INC.

                   Consolidated Statement of Cash Flows
                               (unaudited)

                                          Three Months Ended March 31,
                                               1997           1996
Cash flows from operating                  ----------      ----------
activities:
   Net income (loss)                       $(423,997)        $63,057
   Minority interest in loss from
     joint venture                                 -         (17,692)
   Reconciliation of net income to net
     cash provided by operating activities:
     Depreciation and amortization           209,707          67,742
     Changes in assets and liabilities:
       Accounts receivable                    13,829        (126,284)
      Inventories                           (110,395)         14,732
      Other current assets                  (116,141)        239,957
      Other non-current assets               (25,000)        102,521
      Accounts payable                       (70,205)       (391,715)
      Accrued liabilities and container
        deposits                             (89,515)       (259,992)
                                           ---------        --------
   Net cash used for operating activities   (611,717)       (307,674)

Cash flows from investing activities
Purchases of property and equipment          (29,155)       (928,938)
                                           ---------       ---------
   Net cash used for investing activities    (29,155)       (928,938)

Cash flows from financing activities:
   Advances to affiliated companies         (130,634)       (218,966)
   Payments on line of credit                      -        (500,000)
   Increase in borrowings                    600,000         231,282
   Net proceeds from stock offering                -       7,689,840
                                           ---------       ---------
Net cash provided by financing activities    469,366       7,202,156
                                           ---------       ---------
Net increase (decrease) in cash and
  cash equivalents                          (171,506)      5,965,544

Cash and cash equivalents:
   Beginning of period                       252,049         276,807
                                           ---------       ---------
   End of period                             $80,543      $6,242,351
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

The accompanying consolidated financial statements have been prepared assuming the Company continue as a going concern. The Company has recorded significant losses in the current year, has negative working capital of $3,485,922, is not in compliance with its debt covenants, and has limited access to capital with which to fund future operations. There can be no assurance that the Company will produce and sell its products on a profitable basis to sustain operations. Such factors, among other, raise substantial doubt as to its ability to continue as a going concern.

In light of significant losses and negative working capital the Company has developed and is implementing plans for the continuation of the business. In particular, the Company has taken steps to: (i) reduce or eliminate cooperative brewing arrangements which proved to be inefficient and costly; (ii) eliminate national roll-out programs in favor of stepped-up regional sales and marketing efforts; (iii) negotiate with past due creditors which could involve extended terms and payment plans; (iv) hire and retain high-quality employees familiar with the brewing industry, (v) use available bridge loans from a proposed investor (see Proposed Merger note) to fund operations until new strategies result in positive cash flows and improved profitability, and; (vi) use proceeds from the disposition of duplicative and/or unutilized assets created by the proposed merger. Management believes these plans will result in the Company sustaining operations as a going concern for the next 12 months.

As part of the plans, the Company entered into an investment agreement to be merged with other affiliated companies and convert its stock into shares of a new publicly traded entity as discussed in the Proposed Merger note.


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


Line of Credit and Notes Payable

The Company had a $1,000,000 revolving bank line of credit bearing interest at the bank's reference rate plus 0.5% (8.75% at March 31, 1997) which expired on December 31, 1996. The line is secured by the Company's assets, and contains certain covenants and restrictions (see Proposed Merger note). At March 31, 1997 $1,000,000 was outstanding under this line of credit. In addition, the Company's North Country subsidiary had $41,000 outstanding on a separate line of credit bearing interest at 9.75% at March 31, 1997. The Company has a $250,000 loan payable to its president, bearing interest at 10.5%. Repayment of the loan is required upon completion of the proposed merger with UBA (see Proposed Merger note). The Company has a $1.5 million bridge loan payable to UBA, bearing interest at 11.25%, related to an investment agreement the Company entered into during the three months ended March 31, 1997 (see Proposed Merger note). The Company has a $1,842,351 bank term loan which bears interest at the bank's reference rate plus 0.5% (8.63% at March 31, 1997) and is payable in equal monthly installments over seven years. At March 31, 1997, $1,842,351 was borrowed under this facility. This non-revolving credit facility and the revolving credit facility discussed above are secured by the Company's assets and contain covenants which require the Company to maintain financial ratios and prohibit the Company from making any dividend payments without the bank approval. At March 31, 1997, the Company was not in compliance with certain loan covenants relating to both the non-revolving credit facility and the revolving credit facility. The Company is involved in discussions with the lender in order to (i) renew the $1 million revolving line of credit facility to mature on the earlier of September 30, 1997, or 10 days following closing of the investment by UBA (see Proposed Merger note). and (ii) waive the loan covenants associated with theses loans so long as the Company remains in compliance with all terms of the investment agreement and achieves reasonable progress toward closing the investment with UBA. Subsequent to March 31, 1997, the bank notified the Company that the non-revolving credit facility would also be due on September 30, 1997. However, final approval of amendment to the lender's loan agreements has not yet been received. If final approval is not received or if received but the Company subsequently violates the terms of the amendment, then the Company would be in default of its loans which could lead to foreclosure and sale of all or an important part of the Company's assets. Such an event would have a material adverse impact on the Company's business, financial condition and results of operations. The Company is obligated under the provisions of a capital lease to make monthly payments of $248 through the year 2002.


Stock Incentive and Stock Grant Plans

In 1993, the Board of Directors established a pool of 128,482 shares of the Company's common stock for a stock incentive plan for issuance to employees, consultants, distributors and their employees, and directors of the Company pursuant to the exercise of stock options granted under the plan or stock grants or stock sales. Administration of the plan, including determination of the number of shares to be issued, the term of exercise of any option, the option exercise price, and type of options to be granted, lies with the Board of Directors or a duly authorized committee of the Board of Directors. In January 1996, the shareholders of the Company approved an increase to the number of shares available under the Company's stock incentive plan to 360,000 shares.
In January 1996, the shareholders also approved the adoption of a non-employee director's stock option plan and the reservation of 40,000 shares thereunder. As of March 31, 1997, options for a total of 266,539 shares have been awarded, net of cancellations. Options have vesting periods ranging from two years to ten years. Exercise prices range from $1.99 per share to $3.25 per share with a weighted average exercise price per share of $3.09. No options have been exercised through March 31, 1997. During the quarter ended March 31, 1997, options for 140,000 shares of the Company's common stock were issued with an exercise price of $3.25 per share. In addition, during the quarter ended March 31, 1997, the Company adjusted the exercise price to $3.25 for all previously issued and outstanding options with an exercise price in excess of $3.25. Subsequent to March 31, 1997 the company repriced all outstanding options to $1.75. A total of 126,539 options were re-priced. No compensation expense has been recorded as a result of granting any of the options as all such options were granted with an exercise price equal to the market price on the date of grant. Options granted by the Company are expected to be converted to options of the new company expected to be formed in the consolidation of the Company and its affiliates. See Proposed Merger note. The options will be converted at the same conversion rate as the conversion of common stock discussed in the Pending Consolidation note.


Income Taxes

No benefit for income taxes was recognized for the quarters ended March 31, 1997 and 1996 in the accompanying statement of operations as there can be no assurance that the Company will generate taxable income in the future against which such benefits could be realized. At March 31, 1997, the Company had a net operating loss carryforward aggregating approximately $4.6 million for federal income tax purposes, which may be used to offset future taxable income, if any. The annual utilization of this carryforward may be limited if the Company undergoes the ownership change anticipated by management (see Proposed Merger note ) or fails to meet continuity of business requirements defined by the Internal Revenue Code. The Company's net operating loss carryforwards begin expiring in 2013.


Related Parties

Nature of related parties
The Company's president partially owns and controls Willamette Valley Vineyards (WVV), a winery in Oregon, and Willamette Valley Inc. Microbreweries across America (WVI), a company organized to establish microbreweries throughout the United States. Additionally, the Company's president , Jim Bernau, is the president of each of the following subsidiaries of WVI: Aviator Ales, Inc. (AAI); Mile High Brewing Company (MHBC); Bayhawk Ales, Inc. (BAI); and North Country Brewing Company, Inc. (NCBCI); development stage companies located in Washington, Colorado and California, respectively. As a result of certain arrangements between the Company and its affiliates, as well as the Company president's positions with and/or ownership interests in each of these companies, inherent conflicts of interest exist with respect to the pricing of services, the sharing of resources and allocation of the Company president's time.

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

Strategic Alliance and Cooperative Brewing Agreements
The Company has entered into a Strategic Alliance (the "Alliance") with AAI, MHBC, BAI, NCBCI, and WVI. The Company, AAI, MHBC, and BAI are individually referred to as a "Cooperative Brewer." The purpose of the Alliance is to promote and support the growth of all of the Alliance members by increasing production at each Cooperative Brewer's facility and supporting the entry of Nor'Wester products into new markets. To achieve this goal, each Cooperative Brewer agreed to cooperatively brew Nor'Wester's products, and to support the entry of these products into new markets by facilitating Nor'Wester's access to the Cooperative Brewer's network of distributors. However, due to the fact that Nor'Wester's Portland Brewery is not currently operating at capacity, as well as the fact that attempting to develop other regional markets for its products, the Cooperative Brewing Agreements are not being utilized. Should the consolidation occur as planned (see Proposed Merger note), the Strategic Alliance and agreements thereunder will terminate.
In connection with the Cooperative Brewing Agreement with AAI and MHBC described above, Nor'Wester advanced $250,000 to each AAI and MHBC during 1995 for the purchase of ingredients and packaging materials for the cooperative brewer's initial production of Nor'Wester's products.
In 1996, the Company advanced $100,000 and $350,000 to AAI and MHBC, respectively, for the cooperative brewing purchases and operating expenses. In addition, the Company provided a loan of $35,000 to Bayhawk Ales, Inc. ("BAI") for the purchase of a grain silo and milling system to reduce cooperative brewing costs. At March 31, 1997 these advances remain outstanding. Because management expects these advances will eventually be eliminated when the proposed merger occurs, as discussed in the Pending Consolidation note, these advances have been classified as current receivables from affiliates at March 31, 1997.

Joint Venture Agreement and Principles of Consolidation
In 1996, the Company entered into a joint venture agreement with NCBI for the purpose of constructing, owning and operating a brewery in Saratoga Springs, New York (the "Saratoga Springs Brewery"). Under the terms of this agreement, the Company contributed $4,000,000 in cash and equipment which was used to construct and operate the brewery, as well as certain intangible assets for a 61% interest in the joint venture known as North Country Joint Venture, LLC (NCJV). The Company also advanced $2,550,000 to the joint venture. NCBCI was to repay the Company $2,550,000 in cash by October 1996 for its 39% of the joint venture in accordance with the agreement. NCBI did not repay the Company. Accordingly, NCBCI's rights to NCJV terminated and Nor'Wester became the 100% owner of NCJV. Because Nor'Wester owned 100% of NCJV at March 31, 1997, no minority interest is recorded in the accompanying balance sheet or statement of operations. The Saratoga Springs brewery makes up approximately 57% of the Company's net fixed assets.

Receivables from affiliates
The Company has not been repaid for a significant portion of the services provided and cash advanced to the affiliated companies. Accordingly, the Company has recorded on the accompanying balance sheet receivables from affiliates aggregating $1.9 million. Because these receivables are expected to be eliminated or received in cash after the proposed merger with UBA occurs (see Proposed Merger note), these receivables have been classified as current at March 31, 1997. Receivables from each of the affiliated companies are as follows:

     WVV  $   21,093
     WVI     379,275
     AAI     629,857
     MHB     735,134
     BAI      67,497
     NCBI     96,128
          ----------
          $1,928,984


These balances are not expected by management to be fully collected in cash. Instead, a portion is expected to be collected when the assets of MHBC are sold subsequent to March 31, 1997, and the remainder are expected to be eliminated when the companies are merged into the new company expected to be formed (see Proposed Merger note).


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


Proposed Merger, Bridge Loan, and Subsequent Investment By UBA

During the quarter ended March 31, 1997, the Company, along with its affiliates (WVI, AAI, MHBC and BAI) entered into an Investment Agreement with United Breweries of America, Inc. ("UBA"), an entity controlled by the UB Group of Bangalore, India. The agreement provides for Nor'Wester, WVI, AAI, MHBC and BAI to merge into a company to be known as United Craft Brewers (UCB). This proposed merger will result in the issuance of newly registered shares of UCB common stock in exchange for shares of Nor'Wester, WVI and its subsidiaries. The merger and share exchange will require approval by the Boards of Directors and shareholders of each of the entities. Following the merger, all shareholders in the Nor'Wester/WVI alliance will hold shares in UCB, a company which is intended to be listed for trading on the Nasdaq National Market system under the symbol ALES. Proposed exchange ratios for each of the entities are as follows, based on an average closing price of $2.63 for Nor'Wester's common stock for the 20 trading days immediately preceding execution of the merger:

   Company             Exchange
                         Ratio
   Nor'Wester          1.00000:1
   WVI                 1.99159:1
   AAI                 2.98739:1
   BAI                 1.99159:1
   MHBC                2.98739:1


Following the proposed merger, UBA has proposed to invest $8.63 million in exchange for a 45% equity interest in the new entity, UCB. Of the $8.63 million proposed investment by UBA, $2.75 million is in the form of bridge loans conditionally available to Nor'Wester during the consolidation phase. As of March 31, 1997, $1.5 million has already been loaned to Nor'Wester, the majority of which has been advanced to North Country. At closing, it is anticipated that the bridge loans will be converted into shares of UCB and the remaining $5.88 million cash investment will be made directly in shares of UCB. All principal and interest related to the bridge loans is secured by the assets of North Country Joint Venture, the Company's wholly-owned subsidiary, and by the Company's ownership interest in North Country Joint Venture. Repayment of all principal and interest is guaranteed personally by the Company's president. The closing of the proposed investment remains subject to
(i) approval by the shareholders of each of the companies, (ii) achievement of certain operating results at each of the breweries, (iii) maintenance of certain operating conditions and covenants, including that there shall be no material adverse change in the businesses of the affiliated breweries taken as a whole, (iv) approval by federal and state liquor control agencies, (v) registration with the U.S. Securities and Exchange Commission of UCB shares to be exchanged in the merger,
(vi) extension of Nor'Wester's $1 million revolving line of credit through September 30, 1997 and the lender shall have waived any defaults under the line of credit agreement and the line of credit shall have been converted to a term loan and (vii) such other customary conditions for transactions of this type. Immediately following the proposed investment by UBA, UBA would own 45% and the Company's president would own 10% of UCB. The public shareholders of Nor'Wester, WVI, and subsidiaries would own the remaining 45% of UCB.


Impact of Recent Accounting Pronouncements

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128") and Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" ("SFAS 129")which are effective for fiscal years ending after December 15, 1997. The Company believes the implementation of these statements will not have a material effect on its results of operations or financial statement disclosures.


Renegotiation of Proposed Merger and Investment by UBA

In light of lower than anticipated 1996 operating results, lower than anticipated first quarter 1997 sales and other operating results and adverse conditions with the craft beer industry in general, representatives of UBA and management and the investment bankers of the affiliated companies are in the process of re-negotiating the terms of the UBA investment discussed in the Proposed Merger note. The re-negotiating will reflect a significantly lower valuation for the affiliate companies, a reduction in the total amount of cash to be invested by UBA to $5.5 million and a reduction of UBA's percentage ownership position in UCB to 40% following consolidation.
It is anticipated that the $2.75 million bridge loan will not be reduced. The existing shareholders in the affiliated companies would retain a 60% interest in UCB. The exact distribution of ownership interests among shareholders of the affiliated companies has not yet been determined.
Management will soon seek Board approval by each of the affiliated companies of any re-negotiated terms. Failure of the parties to reach a mutually agreeable re-negotiated investment agreement could lead to a loss of the bridge loans and the remainder of the UBA investment which would materially and adversely affect the Company's financial condition and results of operations. There can be no assurance that the proposed merger will be completed or that the Company will obtain the capital needed to sustain operations.


Item 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND
          RESULTS OF OPERATIONS



            NOR'WESTER MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Forward-Looking Information

This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-QSB contains forward-looking information within the meaning of the Private Securities Litigation Reform Act of 1995. This forward-looking information involves risks and uncertainties that are based on current expectations, estimates and projections about the Company's business,
management's beliefs and assumptions made by management.   Words such as
"expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and variations of such words and similar expressions are intended to identify such forward-looking information. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking information due to numerous factors, including, but not limited to, availability of financing for operations, successful performance of internal operations, impact of competition, changes in distributor relationship or performance, successful completion of the planned consolidation of the Affiliated Companies, and other risks detailed below as well as those discussed elsewhere in this Form 10-QSB and from time to time in Nor'Wester's Securities and Exchange Commission filings and reports.
In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic economic conditions.

Consolidated Results of Operations.

Nor'Wester's Saratoga Springs Brewery (North Country Brewing) began producingand selling beer in October 1996. Therefore, the Company's consolidated results of operations for the quarter ended March 31, 1997 include those of North Country Brewing while the results for the quarter ended March 31, 1996 do not.

Gross Revenues.
Gross revenues from beer, pub and retail products totaled $1,317,212 for the quarter ended March 31, 1997 and $1,554,845 for the quarter ended March 31, 1996. The decrease in revenues is primarily a result of increased competition in its Pacific Northwest market from the continued proliferation of new and existing craft brewers and the introduction of fuller-flavored products by certain major national brewers. North Country Brewery's gross revenues represented $497,307 of consolidated gross revenues for the quarter ended March 31, 1997.

Nor'Wester's Portland Brewery currently has an annual production capacity of 41,000 barrels. Nor'Wester sold 4,480 barrels and 7,966 barrels during the quarter ended March 31, 1997 and 1996 respectively.

Nor'Wester's Saratoga Springs Brewery currently has an annual production capacity of 30,000 barrels and sold 2,724 and 0 barrels during the quarter ended March 31, 1997 and 1996, respectively.

Excise Taxes
Excise taxes decreased to $63,365 (4.8 % of gross revenues) for the quarter ended March 31, 1997 from $75,059 (4.8 % of gross revenues) for the quarter ended March 31, 1996. The decrease in excise taxes is the result of the decreased gross sales on which the taxes are assessed.

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

Selling, General and Administrative
Selling, general and administrative ("SG&A") expenses increased to $578,838(46 % of net revenues) for the quarter ended March 31, 1997 from $475,471 (32 % of net revenues) for the quarter ended March 31, 1996. The increase in SG&A expenses is primarily attributable to marketing and related costs associated with initial production at the Saratoga Springs Brewery and increased shipping costs associated with delivering beer to markets located considerable distances from the Portland and Saratoga Brewing facilities.

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

The Company's working capital deficit was $3,485,922 at March 31, 1997, compared to working capital of $10.4 million at March 31, 1996. The decreasein working capital reflects the use of funds generated from the Company's initial public offering in January 1996 to support the Company's operations, provide capital to build the Saratoga Springs facility, and fund efforts to expand its markets nationally.

Accounts payable at March 31, 1997 totaled $2,365,868 compared to $2,427,073 at December 31, 1996, and $479,000 at March 31, 1996. Of the
$2,365,868 at March 31, 1997 $2,093,991 was past due.

At March 31, 1997 and December 31, 1996, the Company had outstanding $2,842,351 million under its bank credit facilities consisting of a $1 million revolving line of credit and a $1,842,351 non-revolving credit facility. The non-revolving loan bears interest at 8.63% and calls for equal monthly installments over a 7-year period. The revolving line of credit expired on December 31, 1996 and remains unpaid. Under the credit facilities, Nor'Wester must (i) maintain certain financial ratios, (ii) not incur further debt or create or assume any other lien on its property without the bank's prior approval, and (iii) make no payment of dividends without the bank's prior approval. Nor'Wester is in violation of items (i) and (ii). Nor'Wester is involved in discussions with the lender in order to (i) renew the $1.0 million credit facility to mature on the earlier of September 30, 1997 or 10 days following closing of the investment by UBA and (ii) waive the loan covenants associated with these loans so long as Nor'Wester remains in compliance with all terms of the Investment Agreement and achieves reasonable progress toward closing the investment with UBA. Subsequent to March 31, 1997, the bank notified the Company that the non-revolving credit facility would also be due on September 30, 1997.

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




PART II.   OTHER INFORMATION

Item 3. Defaults Upon Senior Securities

The Company had a $1,000,000 revolving bank line of credit which expired on December 31, 1996. The line is secured by the Company's assets, and containscertain covenants and restrictions. At March 31, 1997
$1,000,000 was outstanding under this line of credit.

The Company has a $1,842,351 term loan with the same financial institution. At March 31, 1997, $1,842,351 was borrowed under this facility.This and the revolving credit facility discussed above are secured by the Company's assets and contain covenants which require the Company to maintain financial ratios and prohibit the Company from making any dividend payments without the bank approval.

At March 31, 1997, the Company was not in compliance with certain loan covenants relating to both the term loan facility and the revolving credit facility. The Company is involved in discussions with the lender in order to (I) renew the $1 million revolving line of credit facility to mature on the earlier of September 30, 1997, or 10 days following closing of the investment by UBA, and (ii) waive the loan covenants associated with theses loans so long as the Company remains in compliance with all terms of the investment agreement and achieves reasonable progress toward closing the investment with UBA. Subsequent to March 31, 1997, the bank notified the Company that the non-revolving credit facility would also be due on September30, 1997. However, final approval of amendment to the lender's loan agreements has not yet been received. If final approval is not received or if received but the Company subsequently violates the terms of the amendment,then the Company would be in default of its loans which could lead to foreclosure and sale of all or an important part of the Company's assets. Such an event would have a material adverse impact on the Company's business, financial condition and results of operations. Subsequent to March 31, 1997 the bank notified the Company that the non-revolving credit facility would also be due on September 30, 1997.


Item 6. Exhibits and Reports on Form 8-K.

 (a) Exhibit 1 - Definitive Investment Agreement press release dated January 30, 1997.

 (b) Reports on Form 8-K:

On January 30, 1997, the Company filed a Form 8-K in connection with its execution of a definitive investment agreement with United Breweries of America, Inc., an affiliate of the UB Group of Bangalore, India. Under termsof the agreement, UBA will invest approximately $9 million in cash in exchange for a 45% equity interest in a new entity comprised of the consolidated businesses of Nor'Wester, North Country Brewing Company, LLC., Willamette Valley, Inc., Microbreweries across America and its affiliates - Aviator Ales, Inc., Bayhawk Ales, Inc., Mile High Brewing Company, Inc. The Form 8-K set forth the terms and conditions of the proposed investment as outlined in the letter of intent ,and included as exhibits copies of the letter of intent dated September 26, 1996, and a January 30, 1997 press release relating to the matter.

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