Form 10QSB
period 1997-06-30
NORWESTER BREWING CO INC
filed 1997-08-14
CIK 895670

============================================================
              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                   _________________________

                         FORM 10-QSB
                   _________________________

    Quarterly Report Pursuant to Section 13 or 15 (d) of the
                Securities Exchange Act of 1934

               For the Quarter Ended June 30, 1997

                Commission File Number  0-27458

                Nor'Wester Brewing Company, Inc.

        (Exact name of registrant as specified in charter)

        Oregon                          93-1099661
 (State or other jurisdiction of     (I.R.S. Employer
 incorporation or organization)    Identification Number)

                 _______________________________

                     66 SE Morrison Street
                      Portland, OR  97214
                         (503) 232-9771

      (Address, including Zip code, and telephone number, including area code, of registrant's principal executive offices)

____________________________________________________________

Indicate by check mark whether the registrant (1) has filed
all reports required to be filed by Section 13 or 15(d) of
the Securities Exchange Act of 1934 during the preceding 12
months (or for such shorter period that the registrant was
required to file such reports) and (2) has been subject to
such filing requirements for the past 90 days.
                                 [ X] YES         [  ] NO

Transitional Small Business Disclosure Format
                                 [  ] YES         [X] NO

      Number of shares of common stock outstanding as of
                        June 30, 1997:

                3,711,097 shares, $.001 par value
============================================================
                 Nor'Wester Brewing Company, Inc.


                      INDEX TO FORM 10-QSB

============================================================
Part I - FINANCIAL INFORMATION

The information included herein is unaudited. However, such information reflects all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of the Company's management, necessary for a fair presentation of the results of operations for the interim periods. The interim financial information and notes thereto should be read in conjunction with the Company's latest annual report on Form 10-KSB/A. The results of operations for the six months ended June 30, 1997 are not necessarily indicative of results to be expected for the entire year.


Item 1 -- Financial Statements

Balance Sheet - June 30, 1997 and December 31, 1996. . .

Statement of Operations - Three Months Ended and Six
Months Ended June 30, 1997 and 1996 . . . . . .  . . . .

Statement of Cash Flows - Three Months Ended and Six
Months Ended June 30, 1997 and 1996 . . . .. . . . . . .


Notes to Financial Statements. . . . . . . . . .. . . . .

Item 2 -- Management's Discussion and Analysis of
   Financial Condition and Results of Operations . .  . .

Part II - OTHER INFORMATION

Item 3 -- Defaults on Senior Securities

Item 6 -- Exhibits and Reports on Form 8-K . . . . . . . .

Signatures . . . . . . . . . . . . . . . . . . . . . . . .



Item 1 -- Financial Statements


                             NOR'WESTER BREWING COMPANY, INC.

                              Consolidated Balance Sheet
                                              June 30,
                                                1997            December 31
                                             (unaudited)            1996
                                            ------------        ------------
ASSETS
Current assets:
   Cash and cash equivalents                $    40,269         $   252,049
   Accounts receivable                          979,591             606,642
   Income tax receivable                        103,761             103,761
   Receivable from affiliated companies       2,272,069           1,798,350
   Inventories                                  866,578             720,507
   Marketing supplies                            36,841              77,530
   Deferred consolidation charges               391,057                 -
   Other current assets, net                    137,066             221,223
                                            ------------        ------------
   Total current assets                       4,827,232           3,780,062

Property and equipment, net                  11,453,795          11,968,471
Other non-current assets, net                    65,000              40,000
                                            ------------        ------------

Total assets                                $16,346,027         $15,788,533
                                            ============        ============


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Line of credit                           $ 1,050,000         $ 1,041,000
   Current portion of long-term debt
      and capital lease                       4,633,590           3,088,709
   Accounts payable                           2,502,008           2,427,073
   Container deposits                           115,985             130,921
   Accrued payroll and other liabilities        281,512             309,256
                                            ------------        ------------
Total current liabilities                     8,583,095           6,996,959

Long-term debt and capital lease                 12,166              11,405
                                            ------------        ------------
   Total liabilities                          8,595,261           7,008,364

Shareholders' equity:
   Common stock, no par value - 10,000,000 shares
     authorized, 3,711,097 and
     3,711,097 shares outstanding            11,064,480          11,064,480
Retained deficit                             (3,313,714)         (2,284,311)
                                            ------------        ------------

Total shareholders' equity                    7,750,766           8,780,169
                                            ------------        ------------

Total liabilities and shareholders' equity  $16,346,027         $15,788,533
                                            ===========         ============


                             NOR'WESTER BREWING COMPANY, INC.

                          Consolidated Statement of Operations
                                       (unaudited)

                          Three Months Ended June 30,     Six Months Ended June 30,
                               1997          1996             1997          1996
                           ------------  ------------     ------------  ------------
Gross revenues             $ 1,514,505   $ 2,024,354      $ 2,831,718   $ 3,579,200
Less: excise taxes              53,009        86,031          116,373       161,093
                           ------------  ------------     ------------  ------------
Net revenues                 1,461,496     1,938,323        2,715,345     3,418,107

Cost of sales                1,261,090     1,503,110        2,262,469     2,471,377
                           ------------  ------------     ------------  ------------

Gross profit                   200,406       435,213          452,876       946,730

Selling, general and
   administrative expenses     695,713       873,984        1,232,142     1,349,455
                           ------------  ------------     ------------  ------------

Loss from operations          (495,307)     (438,771)        (779,266)     (402,725)

Interest income (expense)and
   other income (expense),net (131,539)       51,252         (250,137)       89,572
                           ------------  ------------     ------------  ------------

Loss before income taxes and
   minority interest          (626,846)     (387,519)      (1,029,403)     (313,153)

Provision for income taxes         -          29,004              -             -
                           ------------  ------------     ------------  ------------

Loss before minority interest (626,846)     (358,515)      (1,029,403)     (313,153)

Minority interest                  -          76,777              -          94,469
                           ------------  ------------     ------------  ------------

Net loss                   $  (626,846)  $  (281,738)     $ 1,029,403)  $  (218,684)
                           ============  ============     ============  ============

Net loss per common share  $     (0.17) $      (0.08)     $     (0.28)  $     (0.06)
                           ============  ============     ============  ============

Weighted average number of
common shares outstanding    3,711,097     3,710,419        3,711,097     3,680,987
                           ============  ============     ============  ============


                              NOR'WESTER BREWING COMPANY, INC.

                            Consolidated Statement of Cash Flows

                                         (unaudited)
                                                     Six Months Ended June 30,
                                                      1997               1996
                                                 ------------        ------------
Cash flows from operating activities:
     Net loss                                    $(1,029,403)        $  (218,684)
     Minority interest in loss from joint venture        -               (94,469)
     Increase in deferred rent                           -                24,000
     Reconciliation of net income to net cash
        provided by operating activities:
        Depreciation and amortization                422,229             142,098
        Changes in assets and liabilities:
           Accounts receivable                      (372,949)           (501,036)
           Inventories                              (146,071)           (129,416)
           Marketing supplies                         40,689                 -
           Deferred consolidation charges           (391,057)                -
           Other current assets                       84,157             307,154
           Other non-current assets                  (25,000)             (4,467)
           Accounts payable                           74,935            (188,949)
           Container deposits                        (14,936)                -
           Accrued liabilities                       (27,744)            (286,440)
                                                 ------------        ------------

     Net cash used for operating activities       (1,385,150)           (950,209)

Cash flows from investing activities
     Sale of property and equipment                  220,000                 -
     Purchases of property and equipment            (127,553)         (4,952,571)
                                                 ------------        ------------

     Net cash provided (used) for investing
        activities                                    92,447          (4,952,571)
                                                 ------------        ------------

Cash flows from financing activities:
     Payments on credit facilities and
        long-term debt                              (140,959)           (200,000)
     Increase in borrowings                        1,695,601             230,558
     Advances to affiliates                         (473,719)           (538,786)
     Net proceeds from stock offering                    -             7,693,916
                                                 ------------        ------------

Net cash provided by financing activities          1,080,923           7,185,688
                                                 ------------        ------------

Net increase (decrease) in cash and
   cash equivalents                                 (211,780)          1,282,908

Cash and cash equivalents:
     Beginning of period                             252,049             276,807
                                                 ------------        ------------

     End of period                               $    40,269         $ 1,559,715
                                                 ============        ============



BASIS OF PRESENTATION

The Company's financial statements enclosed herein are unaudited and, because of the seasonal nature of the business and the varying schedule of its special sales efforts, these results are not necessarily indicative of the results to be expected for the entire year. In the opinion of management, the interim financial statements reflect all adjustments, consisting of only normal recurring items which are necessary for a fair presentation of the results for the periods presented. The accompanying financial statements have been prepared in accordance with GAAP and SEC guidelines applicable to interim financial information which require management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. The accompanying financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB/A.

The accompanying financial statement have been prepared assuming the Company will continue as a going concern. The Company has recorded significant losses in the current year, has negative working capital of $3,755,863, is not in compliance with debt convenants, and has limited access to capital to fund future operations. There can be no assurance that the Company will produce and sell its products on a profitable basis to sustain operations. Such factors, among other, raise substantial doubt as to the Company's ability to continue as a going concern.

In light of significant losses and negative working capital the Company has developed and is implementing plans for the continuation of the business. In particular, the Company has taken steps to: (i) reduce or eliminate cooperative brewing arrangements which proved to be inefficient and costly; (ii) eliminate national roll-out programs in favor of stepped-up regional sales and marketing efforts; (iii) negotiate with past due creditors which could involve extended terms and payment plans; (iv) hire and retain high-quality employees familiar with the brewing industry, (v) use available bridge loans from a proposed investor (see Proposed Merger note) to fund operations until new strategies result in positive cash flows and improved profitability, and; (vi) use proceeds from the disposition of duplicative and/or under utilized assets created by the proposed merger. Management believes these plans will result in the Company sustaining operations as a going concern for the next 12 months.

As part of the plan, the Company entered into an investment agreement to be merged with other affiliated companies and convert its stock into shares of a new publicly traded entity as discussed in the Proposed Merger note.

Statement of Cash Flows

The Company considers short-term investments which are highly liquid, have maturities of fewer than three months and are readily convertible into cash to be cash equivalents.

Inventories

Inventories consist of the following:

                               June 30,          December 31
                                1997                1996
                              -----------        -----------
Raw Materials                 $  496,366         $  460,423
Work-in-process                  101,849             75,553
Finished goods                   268,363            184,531
                              -----------        -----------
                              $  866,578         $  720,507
                              ===========        ===========

Property and Equipment

Property and Equipment consists of the following:

                               June 30,          December 31
                                1997                1996
                             ------------       ------------
Land and improvements        $    23,071        $   243,071
Leasehold improvements         2,364,545          2,338,391
Equipment                     10,093,616          9,612,828
Construction in progress         168,403            547,792
                             ------------       ------------
                             $12,649,635        $12,742,082
Less accumulated depreciation (1,195,840)          (773,611)
                             ------------       ------------
                             $11,453,795        $11,968,471
                             ============       ============

Shareholders' Equity

The Company is authorized to issue 10 million shares of its common stock. Each share of common stock entitles the holder to one vote. At its discretion, the Board of Directors may declare dividends on share of common stock, although the Board does not anticipate paying dividends in the foreseeable future. During 1996, the Company completed a public offering of 1,115,000 shares of common stock at $7.00 per share. The underwriters for the offering exercised an over-allotment option for an additional 172,500 shares of common stock at $7.00 per share. Net proceeds to the Company totaled approximately $7,693,000, net of selling commissions and offering expenses of approximately $1,320,000. In January 1996, the shareholders of the Company authorized 15 million shares of preferred stock to be available for issuance, the terms of which the Board of Directors have the authority to establish. There are no current agreements or understandings for the issuance of any shares of preferred stock.

Net Loss Per Share

Net loss per common share is calculated based on the weighted average number of common shares and common share equivalents outstanding. Outstanding options to purchase shares of the Company's common shares have not been included in the calculations as their effect would be anti-dilutive.

Line of Credit and Notes Payable

The Company had a $1,000,000 revolving bank line of credit bearing interest at the bank's reference rate plus 0.5% (9.00% at June 30, 1997) which expired on December 31, 1996. The line is secured by the Company's assets, and contains certain covenants and restrictions (see Proposed Merger note). At June 30, 1997 $1,000,000 was outstanding under this line of credit. In addition, the Company's North Country subsidiary had $50,000 outstanding on a separate line of credit bearing interest at 9.75% at June 30, 1997. The Company has a $250,000 loan payable to its president, bearing interest at 10.5%. Repayment of the loan is required upon completion of the proposed merger with UBA (see Proposed Merger note). The Company has a $2.537 million bridge loan payable to UBA, bearing interest at 11.25%, related to an investment agreement the Company entered into during the three months ended June 30, 1997 (see Proposed Merger note). The Company has a $1,771,492 bank term loan which bears interest at 8.63% and is payable in equal monthly installments over seven years. At June 30, 1997, $1,771,492 was borrowed under this facility. This non-revolving credit facility and the revolving credit facility discussed above are secured by the Company's assets and contain covenants which require the Company to maintain financial ratios and prohibit the Company from making any dividend payments without the bank approval. At June 30, 1997, the Company was not in compliance with certain loan covenants relating to both the non-revolving credit facility and the revolving credit facility. The Company is involved in discussions with the lender in order to (i) renew the $1 million revolving line of credit facility to mature on the earlier of September 30, 1997, or 10 days following closing of the investment by UBA (see Proposed Merger note). and (ii) waive the loan covenants associated with theses loans so long as the Company remains in compliance with all terms of the investment agreement and achieves reasonable progress toward closing the investment with UBA. However, final approval of amendment to the lender's loan agreements has not yet been received. If final approval is not received or if received but the Company subsequently violates the terms of the amendment, then the Company would be in default of its loans which could lead to foreclosure and sale of all or an important part of the Company's assets. Such an event would have a material adverse impact on the Company's business, financial condition and results of operations. The Company is obligated under the provisions of a capital lease to make monthly payments of $248 through the year 2002.

Stock Incentive and Stock Grant Plans

In 1993, the Board of Directors established a pool of 128,482 shares of the Company's common stock for a stock incentive plan for issuance to employees, consultants, distributors and their employees, and directors of the Company pursuant to the exercise of stock options granted under the plan or stock grants or stock sales. Administration of the plan, including determination of the number of shares to be issued, the term of exercise of any option, the option exercise price, and type of options to be granted, lies with the Board of Directors or a duly authorized committee of the Board of Directors. In January 1996, the shareholders of the Company approved an increase to the number of shares available under the Company's stock incentive plan to 360,000 shares.
In January 1996, the shareholders also approved the adoption of a non-employee director's stock option plan and the reservation of 40,000 shares thereunder. As of June 30, 1997, options for a total of 266,539 shares have been awarded, net of cancellations. Options have vesting periods ranging from two years to ten years. Exercise prices range from $1.99 per share to $3.25 per share with a weighted average exercise price per share of $3.09. No options have been exercised June 30, 1997. No compensation expense has been recorded as a result of granting any of the options as all such options were granted with an exercise price equal to the market price on the date of grant. Options granted by the Company are expected to be converted to options of the new company expected to be formed in the consolidation of the Company and its affiliates. See Proposed Merger note. The options will be converted at the same conversion rate as the conversion of common stock discussed in the Proposed Merger note.

Income Taxes

No benefit for income taxes was recognized for the six months or three months ended June 30, 1997 and 1996 in the accompanying statement of operations as there can be no assurance that the Company will generate taxable income in the future against which such benefits could be realized.

At June 30, 1997, the Company had a net operating loss carryforward aggregating approximately $3.3 million for federal income tax purposes, which may be used to offset future taxable income, if any. The annual utilization of this carryforward may be limited if the Company undergoes the ownership change anticipated by management (see Proposed Merger note) or fails to meet continuity of business requirements defined by the Internal Revenue Code. The Company's net operating loss carryforwards beginning expiring in 2010.

Related Parties

Nature of related parties
The Company's president, Jim Bernau, partially owns and controls Willamette Valley Vineyards (WVV), a winery in Oregon, Willamette Valley Inc. (WVI) and Nor'Wester Brewing Company, Inc.(Nor'Wester), a microbrewery in Oregon. Additionally, Mr. Bernau is the president of each of the following subsidiaries of WVI: Aviator Ales, Inc. (AAI); Mile High Brewing Company (MHBC); Bayhawk Ales, Inc. (BAI); and North Country Brewing Company, Inc. (NCBCI); development stage companies located in Washington, Colorado and California, respectively. As a result of certain arrangements between the Company and its affiliates, as well as Mr. Bernau's positions with and/or ownership interests in each of these companies, inherent conflicts of interest exist with respect to the pricing of services, the sharing of resources and allocation of the Mr. Bernau's time.

Related party transactions
For the three months ended June 30, 1996, the Company purchased human resources and other administrative services from affiliated companies, under a general services agreement at a total cost of $12,150. For the three months ended June 30, 1997, the Company performed these services internally. Under the general services agreement, the Company provided services such as accounting, sales management and executive oversight to WVI and it's subsidiaries and WVV. The Company charged affiliates $42,285 for such services for the three months ended June 30, 1997 and $60,075 for the three months ended June 30, 1996.

Strategic Alliance and Cooperative Brewing Agreements
The Company has entered into a Strategic Alliance (the "Alliance") with AAI, MHBC, BAI, NCBCI, and WVI. The Company, AAI, MHBC, and BAI are individually referred to as a "Cooperative Brewer." The purpose of the Alliance is to promote and support the growth of all of the Alliance members by increasing production at each Cooperative Brewer's facility and supporting the entry of Nor'Wester products into new markets. To achieve this goal, each Cooperative Brewer agreed to cooperatively brew Nor'Wester's products, and to support the entry of these products into new markets by facilitating Nor'Wester's access to the Cooperative Brewer's network of distributors. However, due to the fact that Nor'Wester's Portland Brewery is not currently operating at capacity, as well as the fact that attempting to develop other regional markets for its products, the Cooperative Brewing Agreements are not being utilized. Should the consolidation occur as planned (see Proposed Merger note), the Strategic Alliance and agreements thereunder will terminate. In connection with the Cooperative Brewing Agreement with AAI and MHBC described above, Nor'Wester advanced $250,000 to each AAI and MHBC during 1995 for the purchase of ingredients and packaging materials for the cooperative brewer's initial production of Nor'Wester's products.
In 1996, the Company advanced $100,000 and $350,000 to AAI and MHBC, respectively, for the cooperative brewing purchases and operating expenses. In addition, the Company provided a loan of $35,000 to Bayhawk Ales, Inc. ("BAI") for the purchase of a grain silo and milling system to reduce cooperative brewing costs. At June 30, 1997 these advances remain outstanding. Because management expects these advances will eventually be eliminated when the proposed merger occurs, as discussed in the Proposed Merger note, these advances have been classified as current receivables from affiliates at June 30, 1997.

Joint Venture Agreement and Principles of Consolidation
In 1996, the Company entered into a joint venture agreement with NCBI for the purpose of constructing, owning and operating a brewery in Saratoga Springs, New York (the "Saratoga Springs Brewery"). Under the terms of this agreement, the Company contributed $4,000,000 in cash and equipment which was used to construct and operate the brewery, as well as certain intangible assets for a 61% interest in the joint venture known as North Country Joint Venture, LLC (NCJV). The Company also advanced $2,550,000 to the joint venture. NCBCI was to repay the Company $2,550,000 in cash by October 1996 for its 39% of the joint venture in accordance with the agreement. NCBI did not repay the Company. Accordingly, NCBCI's rights to NCJV terminated and Nor'Wester became the 100% owner of NCJV. Because Nor'Wester owned 100% of NCJV at June 30, 1997, no minority interest is recorded in the accompanying balance sheet or statement of operations.

Receivables from affiliates
The Company has not been repaid for a significant portion of the services provided and cash advanced to the affiliated companies. Accordingly, the Company has recorded on the accompanying balance sheet receivables from affiliates aggregating $2.27 million. Because these receivables are expected to be eliminated or received in cash after the proposed merger with UBA occurs (see Proposed Merger note), these receivables have been classified as current June 30, 1997 Receivables from each of the affiliated companies are as follows:

     WVV  $   50,584
     WVI     415,650
     AAI     805,651
     MHB     829,440
     BAI      74,616
     NCBI     96,128
          ----------
          $2,272,069
           ==========

These balances are not expected by management to be fully collected in cash. Instead, a portion is expected to be collected when the assets of MHBC are sold subsequent to June 30, 1997 and the remainder are expected to be eliminated when the companies are merged into the new company expected to be formed (see Proposed Merger note).

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


Proposed Merger and Investment by UBA

In light of lower than anticipated 1996 operating results, lower than anticipated first quarter 1997 sales and other operating results and adverse conditions within the craft beer industry in general, representatives of UBA and management and the investment bankers of the affiliated companies renegotiated the terms of the original UBA investment discussed in Form 10KSB/A for the year ended 1996 and Form 10QSB/A for the quarter ended March 31, 1997. The renegotiation reflects a significantly lower valuation for the affiliate companies, a reduction in the total amount of cash to be invested by UBA to $5.5 million and a reduction of UBA's percentage ownership position in UCB to 40% following consolidation. The Company and its affiliates (WVI, AAI, BAI and MHB) entered into an investment agreement with United Breweries of America, Inc. (UBA), an entity controlled by the UB Group of Bangalore, India. The agreement provides for Nor'Wester, WVI, AAI, MHBC and BAI to merge into a company to be known as United Craft Brewers
(UCB). This proposed merger will result in the issuance of newly registered shares of UCB common stock in exchange for shares of Nor'Wester, WVI and its subsidiaries. The merger and share exchange will require approval by the Boards of Directors and shareholders of each of the entities. Following the merger, all shareholders in the Nor'Wester /WVI alliance will hold shares in UCB, a company which is intended to be listed for trading on the Nasdaq National Market system under the symbol ALES. Shares of Nor'Wester, WVI, AAI, BAI, and MHB outstanding at the effective time of each merger (other than shares of Aviator common stock, Bayhawk common stock and Mile High common stock owned by WVI) will be converted into the right to receive 0.3333333, 0.0785714, 0.0523809, 0.0785714 and 0.0523809 shares, respectively, of
UCB common stock.

Impact of Recent Accounting Pronouncements

In February 1997, the Financial Accounting Standards Board("FASB") issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128") and Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" ("SFAS 129")which are effective for fiscal years ending after December 15, 1997. The Company believes the implementation of these statements will not have a material effect on its results of operations or financial statement disclosures.

Subsequent Events

Final adoption of the Proposed Merger and Investment is subject to approval by shareholder vote scheduled to take place at the Company's annual shareholder meeting on August 25, 1997, shareholder approval by vote for each of the Company's affiliates (WVI, AAI, BAI and MHB) also scheduled to be held on August 25, 1997 and other closing conditions contained within the Investment Agreement.


Item 2 -- Management's Discussion and Analysis of Financial
          Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-QSB contains forward-looking information within the meaning of the Private Securities Litigation Reform Act of 1995. This forward-looking information involves risks and uncertainties that are based on current expectations, estimates and projections about the Company's business, management's beliefs and assumptions made by management. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and variations of such words and similar expressions are intended to identify such forward-looking information. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking information due to numerous factors, including, but not limited to, availability of financing for operations, successful performance of internal operations, impact of competition, changes in distributor relationship or performance, successful completion of the planned consolidation of the Affiliated Companies, and other risks detailed below as well as those discussed elsewhere in this Form 10-QSB. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic economic conditions.

Results of Operations

Three Months Ended June 30, 1997 Compared to Three Months
Ended June 30, 1996

Gross Revenues

Gross revenues from beer, pub and retail products totaled $1,514,505 for the quarter ended June 30, 1997 compared to gross revenues of $2,024,354 during the same quarter in 1996, resulting in a 25% decline in gross revenues. The decrease in revenues is primarily a result of increased competition in its Pacific Northwest market from the continued proliferation of new and existing craft brewers and the introduction of fuller-flavored products by certain major national brewers. North Country Brewery's gross revenues represented $582,818 of consolidated gross revenues for the quarter ended June 30, 1997.

Nor'Wester's Portland Brewery currently has an annual production capacity of 41,000 barrels. Nor'Wester sold 6,152 barrels and 8,360 barrels during the quarter ended June 30, 1997 and 1996 respectively.

Nor'Wester's Saratoga Springs Brewery currently has an annual production capacity of 30,000 barrels and sold 3,147 and 0 barrels during the quarter ended June 30, 1997 and 1996, respectively.

Excise Taxes

Excise taxes were $53,009 (3.5% of gross revenues) for the three months ended June 30, 1997 compared to $86,031 (4.2% of gross revenues) for the same period in 1996.

Cost of Goods Sold.

Cost of goods sold totaled $1,261,090 (86% of net revenues) for the quarter ended June 30, 1997 compared to $1,503,110 (78 % of net revenues) for the quarter ended June 30, 1996. The increase in cost of goods sold as a percentage of net revenues is due primarily to the commencement of brewing operations at the Saratoga Springs facility which is operating below designed capacity and the increased cost structure due to additional brewing equipment (tanks and cooperage) acquired to meet anticipated sales that never materialized.

Selling, General and Administrative

Selling, general and administrative ("SG&A") expenses increased to $695,713 (47% of net revenues) for the quarter ended June 30, 1997 from $873,984 (45% of net revenues) for the quarter ended June 30, 1996. The increase in SG&A expenses is primarily attributable to marketing and related costs associated with initial production at the Saratoga Springs Brewery and increased shipping costs associated with delivering beer to markets located considerable distances from the Portland and Saratoga Brewing facilities.

Net Loss

As a result of the individual line items discussed above, net loss was $626,846 for the quarter ended June 30, 1997 compared to a net loss of $281,738 for the quarter ended June 30, 1996.

Six Month Ended June 30, 1997 compared to Six Months Ended
June 30, 1996

Gross Revenues

Gross revenues from beer, pub and retail products totaled $2,831,718 for the year ended June 30, 1997 compared to gross revenues of $3,579,200 for the same period in 1996, resulting in a 21% decline in gross revenues. The decrease in revenues is primarily a result of increased competition in its Pacific Northwest market from the continued proliferation of new and existing craft brewers and the introduction of fuller-flavored products by certain major national brewers. North Country Brewery's gross revenues represented $1,080,125 of consolidated gross revenues for the quarter ended June 30, 1997.

Nor'Wester sold 10,631 barrels and 18,700 barrels during the six months ended June 30, 1997 and 1996, respectively.

Nor'Wester's Saratoga Springs Brewery sold 5,667 and 0 barrels during the six months ended June 30, 1997 and 1996, respectively.

Excise Taxes

Excise taxes were $116,373 (4.1% of gross revenues) for the three months ended June 30, 1997 compared to $161,093 (4.5% of gross revenues) for the same period in 1996.

Cost of Goods Sold.

Cost of goods sold totaled $2,262,469 (83% of net revenues) for the six months ended June 30, 1997 compared to $2,471,377 (72% of net revenues) for the six months ended June 30, 1996. The increase in cost of goods sold as a percentage of net revenues is due primarily to the commencement of brewing operations at the Saratoga Springs facility which is operating below designed capacity and the increased cost structure due to additional brewing equipment (tanks and cooperage) acquired to meet anticipated sales that never materialized.

Selling, General and Administrative

Selling, general and administrative ("SG&A") expenses increased to $1,232,142 (45% of net revenues) for the six months ended June 30, 1997 from $1,349,455 (40% of net revenues) for the six months ended June 30, 1996. The increase in SG&A expenses is primarily attributable to marketing and related costs associated with initial production at the Saratoga Springs Brewery and increased shipping costs associated with delivering beer to markets located considerable distances from the Portland and Saratoga Brewing facilities.

Net Loss

As a result of the individual line items discussed above, net loss was $1,029,403 for the quarter ended June 30, 1997 compared to a net loss of $218,684 for the quarter ended June 30, 1996.

Liquidity and Capital Resources

Nor'Wester had cash and cash equivalents at June 30, 1997, December 31, 1996 and June 30, 1996 of $40,269, $252,049 and $1,559,714,
respectively. Cash was used for the six months ended 1997 to fund operating activities of $1,385,150, purchase equipment at the Saratoga facility for $127,553, make principal payments on it's Bank of America term loan of $140,959 and advance proceeds to affiliates for $473,719. Additional bridge loans provided by UBA of $1,646,000 was the primary source of funds during the same period. From June 30, 1996 to December 31, 1996, the primary uses of funds were to support the operating activities at the Portland and Saratoga brewing facilities, completion of construction, equipping and start-up activities at the Saratoga plant, advances to affiliates to support cooperative brewing activities and marketing efforts aimed at regaining market share in the Pacific Northwest.

The Company's working capital deficit was $3,755,863 at June 30, 1997, a working capital deficit of $3,216,897 at December 31, 1996 and working capital surplus of $3,260,021 at June 31, 1996. At June 30, 1997, December 31, 1996 and June 30, 1996, the current ratio was .56:1, .54:1 and 3.37:1, respectively.

Accounts payable at June 30, 1997, December 31, 1996 and June 30, 1996 was $2,502,008, 2,427,073, and $681,782, respectively. Of the accounts payable total at June 30, 1997, $2,225,063 is past due.

At June 30, 1997, December 31, 1996 and June 30, 1996, Nor'Wester had receivables from affiliated companies of $2,272,069, $1,798,350, and $542,306, respectively. The change during 1997 is due primarily to the need to support the brewing operations of Nor'Wester's affiliates as the affiliates continued to struggle in it's own increasingly competitive market place. The increase in receivables from affiliates at December 31, 1996 from June 30, 1996 is due primarily to the financial support Nor'Wester provided to the affiliates as each engaged to cooperatively brew Nor'Wester products coupled with and the operating losses as the affiliates continued to struggle in it's own markets. Management expects that the receivables from affiliates will be eliminated upon completion of the Consolidation.

At June 30, 1997, the Company had $2,771,492 outstanding under its bank credit facilities consisting of a $1 million revolving line of credit and a $1,771,492 term loan. The term loan bears interest at 8.63% and calls for equal monthly installments over a 7-year period. The revolving line of credit expired on December 31, 1996 and remains unpaid. Under the credit facilities, Nor'Wester must (I) maintain certain financial ratios, (ii) not incur further debt or create or assume any other lien on its property without the bank's prior approval, and (iii) make no payment dividends without the bank's prior approval. Nor'Wester is in violation of items (I) and (ii). The bank has notified Nor'Wester that the $2.0 million term loan will become due and payable immediately unless an acceptable amendment to the bank's loan agreements is executed. Nor'Wester is involved in discussions with the bank in order to (I) extend the $1.0 million credit facility to mature on the earlier of September 30, 1997 or 10 days following closing of the investment by UBA, (ii) renew the term loan and (iii) waive the loan covenants associated with these loans so long as Nor'Wester remains in compliance with all terms of the Investment Agreement and achieves reasonable progress toward closing the investment with UBA. However, final approval of the amendment to the bank's loan agreements has not yet been received and the bank has notified the Company that all amounts owed under the credit facilities are currently due.

Nor'Wester's management believes that current working capital together with projected income from operations is not sufficient to meet
Nor'Wester's cash needs through the end of 1997. Nor'Wester's independent accountants expressed substantial doubt as to Nor'Wester's ability to continue as a going concern in their report on Nor'Wester's 1996 consolidated financial statements.

To address recent losses and the need for working capital, Nor'Wester has developed and are in the process of implementing plans designed to sustain operations until profitability is reached. In particular, Nor'Wester has taken steps to: (i) implement a more focused marketing and sales plan designed to increase sales on a regional basis; (ii) significantly reduce or eliminate cooperative brewing arrangements with affiliates which proved to be inefficient and costly; (iii) negotiate with past-due creditors for extended terms and payment plans and to allow for the possibility of obtaining debt financing; (iv) hire and retain highly qualified employees familiar with the brewing industry;
(v) use bridge loans from UBA to fund operations until the Investment closes; and (vi) sell duplicate and/or under utilized assets created by the Consolidation for cash.

While management believes these plans will sustain Nor'Wester's operations through June 30, 1998, no assurance can be given that these plans will provide the necessary revenue and profits to sustain operations through that period. Nor'Wester is highly dependent upon the receipt of additional amounts from UBA under the bridge loan and closing of the Investment. No assurance can be given that the Investment will close. If, for any reason, the Investment does not occur, alternative sources of debt financing and/or equity capital would have to be developed. There can be no assurance that such debt financing or capital will be available or, if available, under terms and conditions acceptable to Nor'Wester. Nor'Wester's inability to obtain additional capital would result in a material adverse effect on Nor'Wester's business and results of operations.

Furthermore, assuming the Investment closes, UCB will be dependent upon the receipt of additional debt or equity financing to sustain operations of the Company until revenues are sufficiently increased and costs controlled to enable them to achieve positive cash flow and profitability. No assurance can be given that additional debt or equity financing will be available on terms acceptable to UCB or at all. Failure to obtain additional financing would have a material adverse effect on the operations and financial condition of the Company.


PART II.  OTHER INFORMATION

Item 3. Defaults Upon Senior Securities

The Company had a $1,000,000 revolving bank line of credit which expired on December 31, 1996. The line is secured by the Company's assets, and contains certain covenants and restrictions. At June 30, 1997
$1,000,000 was outstanding under this line of credit.

The Company has a $1,771,492 term loan with the same financial institution. At June 30,1997, $1,771,492 was borrowed under this facility, which is secured by certain assets of the Company.

Under the credit facilities, Nor'Wester must (i) maintain certain financial ratios, (ii) not incur further debt or create or assume any other lien on its property without the bank's prior approval, and (iii) make no payment dividends without the bank's prior approval. Nor'Wester is in violation of items (i) and (ii). The bank has notified Nor'Wester that the $2.0 million term loan will become due and payable immediately unless an acceptable amendment to the bank's loan agreements is executed. Nor'Wester is involved in discussions with the bank in order to (i) extend the $1.0 million credit facility to mature on the earlier of September 30, 1997 or 10 days following closing of the investment by UBA, (ii) renew the term loan and (iii) waive the loan covenants associated with these loans so long as Nor'Wester remains in compliance with all terms of the Investment Agreement and achieves reasonable progress toward closing the investment with UBA. However, final approval of the amendment to the bank's loan agreements has not yet been received and the bank has notified the Company that all amounts owed under the credit facilities are currently due.

Item 6. Exhibits and Reports on Form 8-K.

   (a) Exhibits: None.

   (b) No reports were filed on Form 8-K during the quarter which this report is filed.


                            SIGNATURES


Pursuant to the requirements of the Security Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Nor'Wester Brewing Company, Inc,



Date:   August 14, 1997  By _____________________
                            Jim Bernau
                            President



SIGNATURES


Pursuant to the requirements of the Security Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Nor'Wester Brewing Company, Inc.




Date:  August 14, 1997     By /s/ Jim Bernau
                        Jim Bernau
                        President